Form 10-K405
period 1996-04-30
HUNTCO INC
filed 1996-07-26
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[x]   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the fiscal year ended April 30, 1996

Commission File Number: 1-13600
                        -------
                                   HUNTCO INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         MISSOURI                                              43-1643751
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      14323 SOUTH OUTER FORTY, SUITE 600N, TOWN & COUNTRY, MISSOURI  63017
      --------------------------------------------------------------------
                     (Address of principal executive offices)

                                 (314) 878-0155
                                 --------------
              (Registrant's telephone number, including area code)

         Securities Registered pursuant to Section 12(b) of the Act:

     CLASS A COMMON STOCK,
        $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
     ---------------------         -------------------------------------------
      (Title of class)             (Name of each exchange on which registered)

      Securities Registered pursuant to Section 12(g) of the Act: NONE
                                                                  ----
                                                           (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at July 15, 1996 was $86,689,072 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting stock of the Company, are held by affiliates of the Company.

     As of July 15, 1996, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 12, 1996 (the "1996 Proxy Statement"), are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS
- -----------------

BACKGROUND
- ----------

Huntco Inc. ("Huntco" or "the Company") was incorporated under Missouri law in May 1993, to indirectly hold the common stock of Huntco Steel, Inc., a Delaware corporation ("Huntco Steel") and Midwest Products, Inc., a Missouri corporation ("Midwest"). The Company, through Huntco Steel, is a major intermediate steel processor, specializing in the processing of flat rolled carbon steel to specified close tolerances. Through Midwest, the Company is a leading manufacturer of portable compressed air vessels for sale through mass merchandisers and compressed air cylinders for use in tractor-trailer brake systems.

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, Tennessee, and Texas to over 1,200 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to its major suppliers via the inland waterway system, allows the Company to take delivery of raw materials by barge, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; slit; edge conditioned; or in the case of pickled and oiled, cold rolled and tempered products, sold as master coils. The Company also produces custom metal stampings.


INDUSTRY OVERVIEW
- -----------------

Intermediate steel processors occupy a niche between the primary steel producers and industrial customers who need processed steel for their end-product manufacturing purposes and between the primary producers and general steel service centers and distributors who handle broad product lines of processed metal products and who tend to specialize more in distribution than in processing. Intermediate steel processors specialize in value-added processing of steel coils, such as cutting-to-length, slitting, blanking, shape correction and surface improvement, pickling, cold reduction, annealing, tempering, edge rolling, shearing and stamping. These processes produce steel to specified lengths, widths, shapes and surface characteristics pursuant to specific customer orders. The processing techniques typically require specialized equipment and require high volume production in order to be performed economically. Intermediate steel processors typically have lower cost structures and provide better service in value-added processing than the primary producers. The intermediate steel processors are able to perform many of these processes more efficiently than steel service centers and distributors because the intermediate steel processors specialize in a narrower range of products and therefore are able to attract sufficient volume to justify the investment in specialized processing equipment.

Primary steel producers historically have emphasized the sale of steel to large volume purchasers and generally have viewed intermediate steel processors as an integral part of their customer base. Furthermore, end product manufacturers and service centers and distributors increasingly have sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than normally can be provided by the primary producers. Additionally, most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to process steel for use in their own manufacturing operations. These industry forces have created a market in which the success of an intermediate steel processor is based upon its ability to purchase, process and deliver steel to the end user in a more efficient and cost effective manner than the end user could achieve in dealing directly with the primary producer of the steel or with another intermediate steel processor.

PRODUCTS AND PROCESSING SERVICES
- --------------------------------

The Company maintains a substantial inventory of steel coils purchased from the primary producers. This steel is in the form of a continuous sheet, typically 36 to 84 inches wide, between .015 and .500 inches thick, and rolled into 10 to 30-ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of a majority of the Company's customers. By purchasing various kinds of steel in large quantities and at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased.

Customer orders are entered in a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing to use each purchased coil to the fullest extent practicable.

The Company uses techniques such as cold rolling, annealing, tempering, pickling, cutting-to-length, slitting, blanking, edge rolling, shearing and stamping to process steel to specified lengths, widths and shapes pursuant to specific customer orders. The cold rolling, annealing and tempering process reduces the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickles serves as feed stock for the cold rolling mill. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel. Edge rolling imparts round or smooth edges to produce strips or coils. Shearing cuts the steel into small pieces. Stamping involves using presses to form previously processed steel (e.g. slit coils) into parts.

The Company also manufactures compressed air cylinders for tractor-trailer air brake systems and portable compressed air vessels to inflate objects, such as automobile tires, which are sold to mass merchandisers and automotive specialty stores. The air cylinders are fabricated from components processed by a Company processing center, including the stamped heads, legs and handles and the blanked wraps. The components are welded, painted, tested and packaged as required.


REVIEW OF OPERATIONS
- --------------------

Blytheville Facility:

     Located in Blytheville, Arkansas, with access to the Mississippi River, the Blytheville facility has been the engine driving the Company's growth over the previous three years. The Company processed a greater number of tons of steel at its Blytheville facility during the year ended April 30, 1996, than were processed at all of its facilities, combined, during the year ended April 30, 1993 (the fiscal year preceding the Company's initial public offering). This trend is expected to continue during fiscal 1997 and into fiscal 1998 with the start-up of a new processing and stamping plant late in the first quarter of fiscal 1997 and the expansion of the cold rolling and pickling operations, which should contribute to even higher volume in fiscal 1998.

     The Company commenced its Blytheville operations in October 1992 with a new cut-to-length line, followed by a new heavy gauge slitting line in June 1993. Next, Huntco added a push-pull coil pickling line which commenced operations in June 1994. The Company began limited production in its cold rolling operation in the first quarter of fiscal 1996, which includes a cold rolling mill, annealing furnaces, and a temper mill for coils up to 60 inches wide ("Cold Mill"). The initial phase of the Cold Mill has a productive capacity of up to 240,000 tons per year. The Company is in the process of expanding the Cold Mill's capacity by adding more annealing furnaces. When this is completed late in fiscal 1997, the capacity of the Cold Mill to produce fully annealed master coils will have been increased to approximately 30,000 tons per month. The Company is also adding a second coil pickling line which will increase its pickling capacity to approximately 900,000 tons per year. Further expansion plans for the Blytheville facility include new slitting and blanking equipment designed to process both cold rolled and pickled and oiled steel. This equipment will be housed in a new building which will become home for the Company's stamping operations which are being relocated from a facility in Springfield, Missouri. This expansion and the relocation of the stamping operations should be completed late in the first quarter of fiscal 1997.

Chattanooga Facility:

     Located in Chattanooga, Tennessee, on the Tennessee River, the Chattanooga facility began operations in July 1994 with a heavy gauge, cut-to-length line. The facility was expanded in April 1995 with the addition of a new slitting line and in June 1995 with the addition of a new cut-to-length line, both of which were designed to process cold rolled and pickled and oiled steel. The Chattanooga facility has allowed the Company access to markets in the southeastern United States, servicing customers such as service centers, appliance and furniture manufacturers, tube mills, and other end users of both hot rolled and cold rolled steel. The Chattanooga facility is becoming a major outlet for cold rolled steel produced by the Company's Cold Mill in Blytheville, and is expected to be second only to the Blytheville facility in terms of tons processed during fiscal 1997.

Madison Facility:

     Located in the St. Louis metropolitan area with access to the Mississippi River, the Madison, Illinois facility commenced operations in 1983. The facility is equipped with two slitting lines. One of the slitting lines is used to process heavy gauge, hot rolled steel while the other primarily processes cold rolled and pickled and oiled steel. The facility also operates a new cut-to-length line to process cold rolled and pickled and oiled steel which was added in the fourth quarter of fiscal 1996. The Company acquired the building at this facility during fiscal 1996, which building had been leased, and is expanding it to provide inside rail access to better facilitate the handling of cold rolled products. The facility provides processed steel products to a diverse group of customers, including metal fabricators, service centers and tube, consumer durables and transportation equipment manufacturers. The facility is becoming a major outlet for cold rolled steel produced by the Company's Cold Mill in Blytheville.

Catoosa Facility:

     Located at the Port of Catoosa, near Tulsa, Oklahoma, the Catoosa facility is situated on the western edge of the inland waterway system on the Arkansas River. This facility commenced operations in 1978 and is equipped with a heavy gauge, cut-to-length line which was purchased new in 1985. The facility was expanded during fiscal 1996 to include a doubling of the physical plant and the addition of a cut-to-length line to process cold rolled and pickled and oiled steel. The building expansion also allows for inside coil storage. The facility processes coils into sheets and plates, primarily for heavy equipment manufacturers, manufacturers of tanks for petroleum products and for wet and dry bulk storage, construction and metal building companies.

Pasadena Facility:

     Located on a 20 acre tract of land on the shipping channel near Houston, Texas, the Pasadena facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines, the first of which was purchased new in 1982 and the second of which was added in December 1994. The facility operates its own unloading facility and is capable of directly discharging barges. The facility was recently expanded with the addition of a new warehouse for cold rolled steel master coils. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled steel.

Gallatin Facility:

     Located in Gallatin County, Kentucky, on a 20 acre tract of land immediately adjacent to the new Gallatin Steel mill, and with access to the Ohio River, this new facility was opened by the Company in May 1996 with a new, heavy gauge, sheet and plate cut-to-length line. The Company plans to add a second cut-to-length line to process cold rolled and pickled and oiled steel during the second quarter of fiscal 1997. This line is currently being rebuilt and was previously used at the Company's Madison facility. The facility is expected to sell processed sheets and plates to manufacturers servicing the transportation and heavy machinery industries.

Springfield Facility:

     Located in Springfield, Missouri, the Springfield facility operates as a custom stamper with presses up to 1,000 tons and also operates slitting, cut-to-length and blanking equipment. The stamping operation supplies many of the components used in the Company's cylinder operations, as well as serving as a custom stamper for a diverse group of end users. In addition to its processing activities, the facility also maintains in-house tool and die services, including laser tool and die cutting equipment. This facility is being relocated to a new plant at the Company's Blytheville facility late in the first quarter of fiscal 1997.

Strafford Facility:

     Located in Strafford, Missouri, this facility is home for the Company's cylinder operation which produces approximately 700,000 units annually. These products include air cylinders used in tractor trailer brake systems and portable compressed air vessels used to fill inflatable objects such as automobile tires. The major raw material used in the manufacture of the cylinders is pickled steel, which has been blanked, slit or stamped by the Company's stamping operation prior to delivery to the Strafford facility for final assembly, welding and painting. The Company installed an electrostatic, powder coating paint system at this facility during fiscal 1996, resulting in higher product quality and lower costs, as well as opening new markets for the Company.

Mt. Pleasant Facility:

     In the early stages of development, this new facility planned for Mt. Pleasant, South Carolina, will be located in close proximity to a new Nucor steel mill. The Nucor mill is currently under construction and is scheduled to open late in calendar 1996 or early in calendar 1997, and is expected to produce both hot rolled and cold rolled steel. The Company's current plans are to equip the facility with a new, heavy gauge, sheet and plate cut-to-length line and the Company is considering adding new high-speed, light gauge slitting and blanking lines to process cold rolled and pickled and oiled steel. The facility is expected to open around the point in time that Nucor commences production at its new hot strip mill. The Huntco facility will have rail access as well as waterway access to the Atlantic Ocean. The Company expects that it will serve markets along the Atlantic seaboard, both to the north and south, and to the west with processed products from this location.


QUALITY CONTROL
- ---------------

The procurement of high quality steel from suppliers on a consistent basis is critical to the Company's business. Historically, about 2% of raw materials has failed to conform to order specifications; most of the nonconforming raw material is diverted to less critical applications. The Company has instituted quality control measures to assure that the quality of purchased raw material will allow the Company to meet the specifications of its customers and to reduce the costs and inefficiencies of production interruptions. Physical and chemical analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. The Company believes that maintenance of high standards for accepting raw materials ultimately results in reduced return rates from its customers. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting process so management can document to customers that required tolerances have been continuously maintained throughout processing. The Company also maintains a test laboratory at its Blytheville facility to provide timely and economical testing and quality certifications.


SUPPLIERS
- ---------

The Company purchases steel coils for processing at regular intervals from a number of primary steel producers including Nucor Corporation, AK Steel Corporation, Gallatin Steel, National Steel Corporation, USX Corporation, Geneva Steel, Inland Steel Company, Bethlehem Steel Corporation, and various foreign suppliers. The Company orders steel to specified physical qualities and alloy content. By purchasing in large quantities at consistent predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that it has good relationships with its suppliers.


MARKETING
- ---------

The Company's products and services are sold primarily by Company sales personnel supported by an executive vice president of sales of Huntco Steel, a vice president of marketing of Huntco Steel, and by the Company's technical support staff. The Company generally produces its processed steel products to specific customer orders rather than for inventory. The Company generally does not enter into fixed-price sales contracts with its steel processing customers with terms longer than three months. Many of the Company's customers commit to purchase on a quarterly basis with the customer notifying the Company of specific release dates as they require the processed products. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to approximately three weeks before the release date. The Company is therefore required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of its customers. Because the Company ships most steel processing orders on short lead-times, the amount of backlog at any point is not significant.


CUSTOMERS AND DISTRIBUTION
- --------------------------

Huntco sells its processed steel products to over 1,200 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. Other than one customer which accounted for 8.4% of the Company's net sales, no other customer accounted for more than 5% of the Company's net sales for the fiscal year ended April 30, 1996. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for approximately one-third of the Company's net sales for the fiscal year ended April 30, 1996. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

While the Company ships products throughout the United States, its customers are primarily located in the midwestern and southern regions of the United States. Most of its steel processing customers are located within a 250-mile radius of each of the Company's steel processing plants, facilitating an efficient delivery system capable of handling a high frequency of short lead-time orders. The Company transports a major portion of its products directly to customers via independent trucking firms, supplemented by rail and barge. The Company believes that its long-term relationships with many of its customers are a significant factor in its business and that pricing and service capabilities are the most critical factors in maintaining these relationships.


COMPETITION
- -----------

Intermediate steel processing is a highly competitive industry in which companies compete based on price, service and their ability to process and deliver steel products based on short lead-time customer orders. The Company competes primarily with other intermediate steel processors. Geographic proximity to a customer is a significant factor. Specific, reliable data concerning the size of the market in products which the Company processes, by region, generally is not available. However, based on the Company's knowledge of the market for processed steel, the amount of processed steel which it sells to its customers, and a general knowledge of its competitors, the Company believes that it is a significant competitor in all of the market areas it serves and that it is one of the larger companies specializing in the processing of flat rolled carbon steel. The Company's largest competitors currently include Cargill, Inc., Ferralloy Corp. and Heidtman Steel Products Inc. The primary competitors of the Company's Cold Mill are USX Corporation, Gulf States Steel and, to a lesser extent, Nucor.


SEASONALITY
- -----------

Order rates are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income in the third quarter and less significantly in the first quarter. Quarterly results can also be affected, either negatively or positively, by changing steel prices.


GOVERNMENTAL REGULATION
- -----------------------

The Company's processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings relating to environmental compliance. Management believes that it is in material compliance with all laws, does not anticipate any material expenditures in order to meet environmental requirements and generally believes that its processes and products do not present any unusual environmental concerns. The Company's expenditures incurred in connection with compliance with federal, state and local environmental laws have not had during the past fiscal year, and are not expected to have during the current fiscal year, a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.


EMPLOYEES
- ---------

As of April 30, 1996, the Company employed 582 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES
- -------------------

Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 for a further discussion of the Company's operating plant facilities, including the Company's current expansion and relocation plans for these operations. The following sets forth certain information with respect to each these facilities:

                                                 Square         Owned
  Location               Utilization             Footage      or Leased
- ------------    -----------------------------    -------   ----------------
Blytheville,    Cutting-to-length                 80,000   Long-term lease
 Arkansas       Slitting                                   with a purchase
                Tension leveling, shape                    option of $100.
                 correction or elongation
                Gauge verification and testing

                Pickling                          30,000   Owned improvements.
                Coil warehouse and storage        32,000

                Cold rolling, annealing          194,000   Lease with $100
                 and tempering                             purchase option.

                Cutting-to-length                152,000   Lease with $100
                Slitting                                   purchase option.
                Blanking
                Shearing and stamping
                Gauge verification and testing
                Design and tool engineering

Chattanooga,    Cutting-to-length                126,000   Lease with $10
 Tennessee      Slitting                                   purchase option.
                Tension leveling
                Gauge verification and testing

Madison,        Cutting-to-length                128,000   Owned.
 Illinois       Slitting
                Tension leveling
                Edge rolling
                Gauge verification and testing

Catoosa,        Cutting-to-length                 80,000   Owned improvements
 Oklahoma       Gauge verification and testing             on leased realty.

Pasadena,       Cutting-to-length                 45,000   Owned.
 Texas          Gauge verification and testing
                Coil storage warehouse            21,000   Owned.

Gallatin,       Cutting-to-length                 65,000   Owned.
 Kentucky       Gauge verification and testing

Springfield,    Cutting-to-length                 75,000   Owned.
 Missouri       Slitting
                Blanking
                Shearing and stamping
                Gauge verification and testing
                Design and tool engineering

Strafford,      Gauge verification and testing   100,000   Owned.
 Missouri       Welding
                Painting

The above facilities are well maintained and in good operating condition.
With respect to capacity and utilization of such facilities, most of the Company's steel processing plants operate an average of approximately 2 shifts per day on a five day per week basis. The compressed air cylinder manufacturing facility in Strafford, Missouri operates approximately 1.5 shifts per day.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business. Management believes the resolution of such matters will not have a material adverse effect on the Company's results of operations or financial condition. The Company maintains liability insurance against risks arising out of the normal course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

No matters were submitted to the security holders of the Company during the fourth quarter of fiscal 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G(3)) and is incorporated herein by reference.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

Class A common stock of the Company is traded on the New York Stock Exchange, under the symbol "HCO". As of April 30, 1996, there were 78 holders of record of the Company's Class A common stock and two holders of the Company's Class B common stock.

All of the Company's 3,650,000 Class B Shares, the only other class of common equity authorized for issuance under the Company's Restated Articles of Incorporation (the "Articles"), are held by Huntco Acquisitions Holding, Inc. and Huntco Farms, Inc., corporations controlled by Mr. B. D. Hunter, the Company's Chairman of the Board and Chief Executive Officer.

There is no established public trading market for the Class B Shares as the Articles provide that the Class B Shares are not transferrable except: (i) upon conversion into Class A Shares as provided in the Articles; (ii) to the Company for cancellation; or (iii) to any "Hunter Affiliate" or any member of the "Hunter Group" as those terms are defined in the Articles.

The Company has declared quarterly dividends on its Class A and Class B common stock for each quarter since its initial public offering. The Company increased its quarterly dividend from $.025 per share to $.03 per share, or an annual rate of $.12 per share for both classes of its common stock, effective with its quarterly dividend declaration made in August of 1995. This increase followed a similar $.005 per share quarterly dividend rate increase made in August of 1994.

The table below shows the Company's quarterly high and low Class A common stock prices for the fiscal years ended April 30,

                            1996                        1995
                        ------------               --------------
                    High    Low    Dividends    High    Low   Dividends
                   ------  ------  ---------   ------  -----  ---------
First quarter      19.750  14.250    .025       26.75  18.25    .020
Second quarter     18.375  12.375    .030       30.00  21.00    .025
Third quarter      17.625  12.500    .030       26.50  17.25    .025
Fourth quarter     21.750  15.375    .030       26.00  17.00    .025


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

INCOME STATEMENT DATA  (in thousands, except per share amounts):

Year Ended April 30,     1996       1995       1994       1993       1992
                       -------    -------    -------    -------    -------
Net sales             $264,087   $197,195   $146,213   $116,236   $109,653
Cost of sales          245,863(1) 171,521    126,412    101,950     98,417
                       -------    -------    -------    -------    -------
Gross profit            18,224     25,674     19,801     14,286     11,236
Selling, general and
 administrative
 expenses               13,147      9,638      8,183      7,076      6,759 (4)
                       -------    -------    -------    -------    -------
Income from operations   5,077     16,036     11,618      7,210      4,477
Other, net              (3,268)         5       (183)    (2,523)(2) (3,669)(2)
                       -------    -------    -------    -------    -------
Income before
 income taxes and
 extraordinary items     1,809     16,041     11,435      4,687        808
Provision for
 income taxes              701      6,037      4,305      1,942        620
                       -------    -------    -------    -------    -------
Income before
 extraordinary items     1,108     10,004      7,130      2,745        188
Extraordinary items,
 net of tax                -          -          -         (683)(3)    -
                       -------    -------    -------    -------    -------
Net income            $  1,108   $ 10,004   $  7,130   $  2,062   $    188
                       =======    =======    =======    =======    =======
Earnings per share:
 Income before
  extraordinary items    $0.12      $1.11      $0.92      $0.61      $0.04
 Net income              $0.12      $1.11      $0.92      $0.46      $0.04
Weighted average common
 shares outstanding      8,948      9,048      7,756      4,500      4,500
Cash dividends
 per share               $0.12      $0.10      $0.06        -          -

(1) Includes an $8,000 lower of cost or market inventory adjustment recorded in the second quarter of fiscal 1996. See Note 3 to the Consolidated Financial
Statements.
(2) Includes dividends on mandatorily redeemable preferred stock of subsidiary of $109 in 1993 and $438 in 1992.
(3) Relates to expensing of prepayment premiums and unamortized loan costs upon early retirement of certain indebtedness.
(4) Includes $484 of plant consolidation and relocation costs.


BALANCE SHEET DATA  (in thousands):

    April 30,           1996       1995       1994       1993       1992
                       -------    -------    -------    -------    -------
Working capital       $ 62,305   $ 84,046   $ 58,220   $ 23,796   $ 20,037
Total assets           222,437    209,898    114,380     67,034     54,898
Short-term debt            189        371        357      2,782      5,818
Long-term debt
 (net of current
  portion)              73,066     68,505      1,631     31,438     22,233
Preferred stock            -          -          -        5,470      5,908
Common shareholders'
 equity                111,366    111,252    102,097     11,530      9,468

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------

OVERVIEW:

     Over the past three years, the Company invested $112.1 million in new property, plant and equipment. As of April 30, 1996, the vast majority of the property acquired and/or constructed by the Company has been placed into service. As a result of these investments, and benefiting from a generally strong economy, the Company was able to increase the volume of steel which it processed to 771,937 tons for fiscal 1996 ("1996"), an increase of 179.7% as compared to fiscal 1993, the year immediately preceding the Company's initial public offering.

     These past investments, as well as those planned for the year ending April 30, 1997 ("1997"), reflect the Company's continuing efforts to expand its productive capacity, to broaden the range of its processed products and to access new geographic territories and new customers. By entering into higher value-added processing techniques such as pickling, cold rolling, annealing and tempering, and opening new facilities and expanding existing ones, the Company believes that it has enhanced its future potential to generate increased levels of net sales and net income.

     Certain statements contained herein and in the following sections are forward-looking statements. Actual results could differ materially from those anticipated as a result of various factors, which are described in more detail below.

FISCAL 1997 ("1997") FORECAST:

     The Company anticipates that its net sales in 1997 could increase by as much as 30% to 35% over 1996 levels. The anticipated increase in net sales is expected to reflect higher levels of tons sold, which are expected to increase to a range of 925,000 to 1,000,000 tons, with increased cold rolled sales and shipments from the new Gallatin, Kentucky facility being the major contributors to this increased sales volume. Because the new facilities are expected to produce at increasingly higher levels of volume during the year, the Company expects to ship approximately 10% more tonnage in the second half of 1997 than in the first half, with the fourth quarter being the strongest in terms of tons expected to be shipped. Net sales are expected to increase by a higher percentage than tons sold due to higher average unit selling prices for cold rolled steel, when compared to the average unit selling values for the Company's traditional hot rolled steel sales, and due to a lower tolling percentage which is expected to decline to a range of 17% to 20% of total tons sold for 1997.

     The Company anticipates that its gross profit, expressed as a percentage of net sales, could range between 11% and 13%, yielding pretax margins in the range of 5% to 7% of net sales. The Company expects that its effective tax rate will range between 38.0% and 38.5%.

     The Company plans to spend approximately $35.0 million as a part of its ongoing internal expansion program, with the further expansion of the Blytheville cold rolling and pickling operation, as well as construction and equipping of the new facility in South Carolina representing the major projects.


RISK FACTORS - 1997 FORECAST:

     Achievement of the 1997 forecast discussed above is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Set forth below are the principal factors and risks considered most likely to cause actual results to differ materially from management's expectations:

     IMPACT OF CHANGING STEEL PRICES ON THE COMPANY'S RESULTS OF OPERATIONS:

     As evidenced by the unfavorable impact on net income in 1996, the Company's financial results can be significantly impacted by changing steel prices. The Company's principal raw material is flat rolled carbon steel coils. The steel industry is highly cyclical in nature and prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing steel prices may cause the Company's results of operations to fluctuate significantly.

     To respond promptly to customer orders for its products, the Company maintains a substantial inventory of steel coils in stock and on order. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company has no long-term, fixed-price steel purchase contracts. The Company generally does not enter into fixed-price sales contracts with its steel processing customers with terms longer than three months.

     As steel producers change the effective selling price for the Company's raw materials, competitive conditions will influence the amount of the change, if any, in the Company's prices to its customers. Changing steel prices could therefore affect the Company's net sales and net income, particularly as it liquidates its inventory position. The Company believes that a major portion of the effect of a steel price change on net income is likely to be experienced within three months of the effective date of the change. When a series of changes in steel prices occurs, the period in which net income may be affected can extend beyond a three month period of time. Accordingly, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful in periods of changing steel prices.

     Steel prices charged by the primary producers of steel coils have been extremely volatile over the previous twelve months and conditions exist which could cause this volatility to continue throughout 1997. While the Company believes that the circumstances leading to the significant decline in net income in the first two quarters of 1996, which decline was primarily caused by changing steel prices, are unlikely to be repeated in 1997, no assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations.

     DEMAND FOR COMPANY PRODUCTS:

     Many of the Company's steel processing products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices or other matters beyond the control of the Company. The Company has increased the level of tons of steel sold and processed in each of its last five fiscal years. However, no assurance can be given that the Company will be able to increase or maintain its level of tons shipped, especially in periods of economic stagnation or downturn. The expected increase in tons processed and shipped assumes that the Company is able to maintain the base volume of tons processed and shipped in the 1996 fiscal year. This assumption is based upon the Company's experience, the most relevant experience being over the previous five years, and an assumption that economic conditions in the Company's primary market areas will reflect a stable, slow-growth environment. There can be no assurance, however, that economic conditions will continue to reflect a stable, slow-growth environment or that other circumstances will not occur leading to an economic stagnation or downturn.

     CONTINUED INTERNAL EXPANSION INVOLVING NEW PROCESSES AND MARKETS:

     Notwithstanding the fact that the growth in the Company's net sales over the previous five fiscal years has resulted from increasing levels of tons processed and sold, with such increases primarily occurring at newly constructed facilities, there can be no assurance that the Company will be successful in the start-up of its new facility in Gallatin, Kentucky, or in the continued development and expansion of its cold rolling operation, or that these expansions will proceed as quickly as envisioned by the Company. Successful development of these projects requires the Company to develop new customers, in new market territories and absolute assurance cannot be given that this will occur on the timetable which the Company expects, if ever.

     In addition, the market areas covered by the new Gallatin, Kentucky facility, the opening of the new stamping plant in Blytheville, Arkansas, and the continued maturation of the Company's cold rolling operations will cause the Company to face new competition.

     GROSS PROFIT ON COLD ROLLED PRODUCTS:

     The Company expects that the per ton cost of operating its cold rolling operation will continue to decline as the 1997 fiscal year progresses. The Company also expects relative per ton selling values to increase as the Company develops its relationship as a supplier with its new customers for cold rolled products, and as more of the cold rolled tonnage sold by the Company receives further processing (e.g., via slitting or blanking) before sale. If these trends in per ton costs and selling prices develop as the Company anticipates, gross profit on cold rolled sales could become additive to the Company's overall gross profit percentage during the second quarter of 1997. However, competitive conditions could delay the anticipated increases in relative selling values for cold rolled products, as could rapidly changing steel prices. The per ton costs incurred by the Company in producing and processing cold rolled coils can be impacted by numerous factors including volume levels, operator efficiency, utility costs and scrap percentages.


     COMPETITION:

     The principal markets served by the Company are highly competitive. The Company has different competitors within each of its product lines. Competition is based principally on price, service, production and delivery scheduling.

     INTEREST RATES:

     Borrowings under the Company's revolving credit agreement are at interest rates which float generally with the prime rate or with LIBOR. The level of interest expense incurred by the Company under the revolving credit agreement will therefore fluctuate in line with changes in these rates of interest and based upon outstanding borrowings under the revolving credit agreement.


     INCOME TAXES:

     The Company has estimated its effective federal income tax rate based upon statutory rates in effect in the United States at the beginning of the 1997 fiscal year. State income taxes are estimated based upon the statutory rates in effect in the states in which the Company conducts its operations and earns taxable income.



RESULTS OF OPERATIONS:

     FISCAL YEAR 1996 ("1996") COMPARED TO FISCAL YEAR 1995 ("1995"):

     Net sales for the year ended April 30, 1996 were $264.1 million, an increase of 34.0% in comparison to the $197.2 million of net sales for 1995. The improvement in net sales is attributable to increased levels of tons sold. For the year ended April 30, 1996, the Company sold 771,937 tons of steel, an increase of 36.2% over the prior year. Included in the 1996 tons sold figures were 91,373 tons of cold rolled steel products produced at the Company's new cold rolling operation in Blytheville, Arkansas. Net sales of cold rolled products totaled approximately $40.5 million for the year ended April 30, 1996.

     Approximately 23.9% and 26.2% of the tons sold in the years ended April 30, 1996 and 1995, respectively, represented customer-owned material processed and sold on a per ton, fee basis. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

     Average per ton selling values for the Company's traditional hot rolled and pickled and oiled products declined 3.7% in comparison to the previous fiscal year. These selling price declines are primarily reflective of the lower base price of hot rolled steel available from the primary producers, as discussed further below.

     Starting late in 1995, and continuing through the second quarter of 1996, the primary steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These raw material price reductions accelerated during the second quarter of 1996, as the base price charged by the Company's suppliers of hot rolled steel declined from $350.00 per ton as of August 1, 1995, to as low as $280.00 per ton during September 1995. As a result of these price reductions, the Company recorded a lower of cost or market inventory adjustment in the second quarter of 1996, which reduced the carrying value of its on hand inventories by approximately $8.0 million (before related income tax benefits) as of October 31, 1995.

     These decreases in the base price of hot rolled steel initiated or accelerated inventory stock reductions by steel processors, including the Company, as well as by many of the Company's customers. In response to this changed market situation, the Company at first delayed planned increases in its selling prices, but as the first quarter of 1996 progressed, began lowering its selling prices in advance of receiving lower cost raw materials.

     The downward pressure on raw material hot rolled steel pricing began during a time when the average cost of steel in the Company's inventory was increasing. The Company had previously sold most of the lower cost foreign material purchased during 1995, and was beginning to sell steel purchased from domestic suppliers, which steel was purchased at higher prices which had been in effect before the series of sheet price reductions were implemented. Also, due to (1) unpredictable lead times for receipt of the imported material purchased by the Company during 1995, (2) delay in the start-up of the Company's new cold rolling mill and (3) steel purchased in advance of further announced price increases, the Company's on hand inventory position was at higher than normal levels when this series of price reductions was initiated by the primary steel producers. The Company believes that its raw materials inventory balance at April 30, 1996 reflects a more normal level and that its selling prices have been adjusted to reflect current market circumstances.

     In addition to the negative effects on the Company's net sales and gross profit caused by the declining price of steel discussed above, the start-up and ramp-up of the Company's new cold rolling operation served to keep the Company's gross profit under pressure during 1996.

     As a result of the factors discussed in the preceding paragraphs, gross profit as a percentage of net sales decreased from 13.0% in 1995 to 6.9% for 1996.

     Selling, general and administrative ("SG&A") expenses increased $3.5 million from 1995 to 1996, due to the increased sales activity of the Company and its continued operational expansion. However, SG&A expenses remained relatively constant as a percentage of net sales, showing only a negligible increase over the prior year (i.e., 5.0% for 1996 versus 4.9% for 1995).

     Income from operations declined to $5.1 million for 1996 from $16.0 million for the prior year. This decrease reflects the factors discussed in the preceding paragraphs.

     Net interest expense of $3.3 million was incurred during 1996, versus a negligible amount of net interest income for 1995. The increase in interest expense reflects borrowings to fund the Company's capital expansion program. In addition, the Company capitalized $2.1 million and $1.8 million of interest costs to construction in progress during 1996 and 1995, respectively.

     The effective income tax rate experienced by the Company was 38.8% for 1996 versus 37.6% for 1995. The difference between the effective tax rate and the federal statutory rate of 35.0% is primarily the result of state income taxes and the non-deductible amortization of goodwill and other costs, the effect of which is greater when the Company experiences lesser amounts of income before income taxes.

     The Company reported net income for 1996 of $1.1 million, or $.12 per share, which compares to net income of $10.0 million, or $1.11 per share in the prior year. This decrease reflects the factors discussed in the preceding paragraphs.

     FISCAL YEAR 1995 ("1995") COMPARED TO FISCAL YEAR 1994 ("1994"):

     Net sales for 1995 were $197.2 million, an increase of 34.9% in comparison to net sales for 1994 of $146.2 million. The Company attributed the improvement in net sales to higher levels of tons sold, primarily resulting from the development of its steel processing facilities in Blytheville, Arkansas and Chattanooga, Tennessee, and to higher selling values for its processed steel products.

     During 1995, the Company sold 566,941 tons of steel, an increase of 51.5% over the prior year. Average per ton selling values increased approximately 4.7% over the prior year.

     Gross profit increased $5.9 million, or 29.7%, from $19.8 million in 1994 to $25.7 million in 1995. However, expressed as a percentage of net sales, gross profit declined somewhat from 13.5% in 1994 to 13.0% in 1995, as the Company was not able to fully pass along all raw material price increases from its suppliers during 1995.

     Net sales and gross profit were also impacted by the increase in the level of toll processing performed by the Company. Approximately 26.2% of the tons processed during 1995 represented customer-owned material processed on a per ton, fee basis, as compared with 13.5% for 1994. The increase in processing of customer-owned material related primarily to the new slitting line at the Blytheville facility.

     The Company's selling, general and administrative ("SG&A") expenses were 4.9% of net sales for 1995, down from 5.6% of net sales for 1994. SG&A expenses did increase on a gross dollar basis, as the operation of the new Chattanooga facility and the coil pickling line at the Blytheville facility resulted in increased overhead expenses in comparison to those incurred during 1994. SG&A costs, expressed as a percentage of net sales, declined from the prior year, as a significant portion of the increase in net sales resulted from increased levels of tons processed at existing facilities that did not require additional overhead outlays.

     Income from operations for 1995 was $16.0 million, an increase of $4.4 million, or 38.0%, in comparison to 1994 income from operations of $11.6 million. This increase primarily relates to higher net sales and gross profits, resulting from increased levels of steel processed throughout the Company.

     For 1995, the Company did not report any significant amount of net interest expense, as the vast majority of its interest costs were incurred in the second half of 1995 and were capitalized to the Company's ongoing construction and capital expansion projects. Net interest expense in 1994 reflected interest expense incurred prior to the receipt of the proceeds from the Company's public offerings of its Class A common stock.

     The effective income tax rate experienced by the Company was 37.6% in both 1995 and 1994. The difference between the effective tax rate and the federal statutory rate of 35% is primarily the result of state income taxes and the non-deductible amortization of goodwill.

     Net income of $10.0 million for 1995 reflected an increase of $2.9 million over net income for 1994 of $7.1 million, an increase of 40.3%. As discussed above, this increase was driven by the development of the Company's steel processing facilities in Blytheville, Arkansas and Chattanooga, Tennessee, and the expansion of its existing facilities subsequent to the Company's public stock offerings in 1994.

     Earnings per share of $1.11 for 1995 reflects a 20.7% increase over that reported in 1994 of $.92 per share. The increase in earnings per share was lower than that of net income due to the increase in the number of weighted average common shares outstanding from 7,756,240 in 1994 to 9,048,230 in 1995, reflecting the additional shares sold by the Company in its two 1994 public stock offerings which were outstanding for all of 1995.


LIQUIDITY AND CAPITAL RESOURCES:

     The Company invested $34.2 million, $54.3 million and $23.6 million of cash during 1996, 1995 and 1994, respectively, in new property, plant and equipment, as expenditures were made in conjunction with the Company's capital expansion projects -- most significantly, the cold rolling operation in Blytheville, Arkansas and the construction and equipping of the new Chattanooga, Tennessee facility. The two public stock offerings in fiscal 1994, which offerings increased shareholders' equity by $84.3 million, provided the funds to allow the Company to embark upon its capital expansion program during 1994 and into 1995. With its balance sheet strengthened from these stock offerings, the Company was able to sustain its capital expansion efforts into 1995 and 1996, by way of increased corporate borrowings of $66.9 million during 1995 and primarily from cash provided by operations during 1996.

     During 1995 and 1994, net cash used by operations was $22.6 million and $8.3 million, respectively. Inventories registered significant increases in both of these years (a) in support of the substantial growth in sales volumes experienced by the Company, (b) in order to stage material for throughput on the Company's new processing lines, and (c) as a defensive measure by the Company in light of rising steel prices throughout much of 1995 and 1994. However, fiscal 1996 saw a large reduction in the Company's investment in raw materials to more normal operating levels as the Company reduced its steel inventories as discussed above. At the same time, the Company continued to increase its outstanding accounts receivable balance consistent with the Company's sales growth. As a result, net cash provided by operations in 1996 was $29.9 million.

     With respect to cash flows from financing activities, the Company refinanced $50.0 million in long-term debt during 1996. On July 14, 1995, the Company issued $50.0 million of ten-year term notes (the "1995 Notes") to a group of domestic commercial lenders. The 1995 Notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of the 1995 Notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. As of April 30, 1996, the Company had unused borrowing capacity of $37.3 million under its $60.0 million credit facility. During 1997, the Company intends to extend the term of this credit facility, and to explore the possibility of increasing the size of the facility itself.

     The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. At April 30, 1996, the ratio of funded debt to total capitalization was 39.7%.

     The Company's anticipated 1997 capital requirements are primarily to fund facility expansions and development, which include the purchase of land and equipment and the construction and expansion of buildings. The Company expects to fund the approximate $35.0 million of expenditures with net cash to be provided by operations and through additional borrowings.

    The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Class A and Class B common stock during 1997.

     The Company maintains the flexibility to issue additional equity in the form of Class A common stock or preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility, the possibility of issuing additional long-term debt, or pursuing operating lease financing for new business expansions. Beyond these financing options, the Company has traditionally maintained liquidity in its working capital accounts by availing itself of quick pay vendor discounts on much of its domestic raw material purchases. If necessary, the Company could forego these quick pay discounts in order to generate funds for general corporate purposes.


QUARTERLY EFFECTS AND SEASONALITY:

     Order rates are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income in the third quarter and less significantly in the first quarter. Quarterly results can also be affected, either negatively or positively, by changing steel prices, as described previously herein.


INFLATION:

     The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company is affected by changes in the price of steel charged by the primary producers, which are not considered to be inflation-sensitive, but rather sensitive to changes in steel demand as the primary producers use pricing policy to attempt to control their order levels and backlog.


NEW ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which addresses accounting for stock option, purchase and award plans. FAS 123 specifies that companies utilize either the "fair value based method" or the "intrinsic value based method" for valuing stock options granted. The Company will adopt FAS 123 in 1997, and expects to utilize the "intrinsic value based method" for valuing stock options granted. The Company anticipates that, when adopted, FAS 123 will have no material effect on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

                                  HUNTCO INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                 April 30,
                                                              1996      1995
                                                            -------    -------
ASSETS
Current assets:
 Cash                                                      $  2,737   $  3,566
 Accounts receivable, net                                    36,804     29,142
 Inventories                                                 53,964     77,726
 Other current assets                                         1,926        965
                                                            -------    -------
                                                             95,431    111,399

Property, plant and equipment, net                          120,338     92,225
Goodwill                                                      5,001      5,290
Other assets                                                  1,667        984
                                                            -------    -------
                                                           $222,437   $209,898
                                                            =======    =======


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $ 29,003   $ 25,518
 Accrued expenses                                             3,934      1,464
 Current maturities of long-term debt                           189        371
                                                            -------    -------
                                                             33,126     27,353
                                                            -------    -------

Long-term debt                                               73,066     68,505
Deferred income taxes                                         4,879      2,788
                                                            -------    -------
                                                             77,945     71,293
                                                            -------    -------
Shareholders' equity:
 Preferred stock (issued and outstanding, none)                -          -
 Common stock:
   Class A (issued and outstanding, 5,292 and 5,290)             53         53
   Class B (issued and outstanding, 3,650)                       37         37
 Additional paid-in-capital                                  86,567     86,533
 Retained earnings                                           24,709     24,629
                                                            -------    -------
                                                            111,366    111,252
                                                            -------    -------
                                                           $222,437   $209,898
                                                            =======    =======

         See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                      CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)

                                                      Year Ended April 30,
                                                  1996       1995      1994
                                                -------    -------    ------
Net sales                                      $264,087   $197,195   $146,213

Cost of sales                                   245,863    171,521    126,412
                                                -------    -------    -------
Gross profit                                     18,224     25,674     19,801

Selling, general and
 administrative expenses                         13,147      9,638      8,183
                                                -------    -------    -------
Income from operations                            5,077     16,036     11,618

Other income (expense):
 Interest, net                                   (3,274)         1       (198)
 Other, net                                           6          4         15
                                                -------    -------    -------
Income before income taxes                        1,809     16,041     11,435

Provision for income taxes                          701      6,037      4,305
                                                -------    -------    -------
Net income                                     $  1,108   $ 10,004   $  7,130
                                                =======    =======    =======


Earnings per share                              $  .12     $ 1.11     $  .92
                                                 =====      =====      =====

Weighted average
 common shares outstanding                       8,948      9,048      7,756
                                                 =====      =====      =====


          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               (in thousands)

                                                      Year Ended April 30,
                                                    1996      1995      1994
                                                   ------    ------    ------
Class A common stock
  Balance at beginning of year                    $    53   $    53   $     2
  Par value of shares issued in connection with:
    June 1993 initial public stock offering            -          -        35
    November 1993 public stock offering                -          -        16
                                                   ------    ------    ------
  Balance at April 30                             $    53   $    53   $    53
                                                   ======    ======    ======

Class B common stock
  Balance at beginning of year                    $    37   $    37   $    43
  Par value of shares converted to Class A
   common stock sold with the
    November 1993 public stock offering                -         -         (6)
                                                   ------    ------    ------
Balance at April 30                               $    37   $    37   $    37
                                                   ======    ======    ======

Additional paid-in-capital
  Balance at beginning of year                    $86,533   $86,533   $ 2,245
  Proceeds net of par value of Class A
   shares sold from:
    June 1993 initial public stock offering            -         -     53,595
    November 1993 public stock offering                -         -     30,693
  Exercise of stock options                            34        -         -
                                                   ------    ------    ------
Balance at April 30                               $86,567   $86,533   $86,533
                                                   ======    ======    ======

Retained earnings
  Balance at beginning of year                    $24,629   $15,474   $ 9,240
  Net income                                        1,108    10,004     7,130
  Dividends on common stock and other              (1,028)     (849)     (896)
                                                   ------    ------    ------
Balance at April 30                               $24,709   $24,629   $15,474
                                                   ======    ======    ======


          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                                      Year Ended April 30,
                                                    1996      1995      1994
                                                  -------   -------   -------
Cash flows from operating activities:
 Net income                                      $  1,108  $ 10,004  $  7,130
                                                  -------   -------   -------
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                   6,561     3,589     2,705
    Other                                              (5)       (5)      (21)
    Decrease (increase) in:
      accounts receivable                          (7,662)   (9,977)   (1,465)
      inventories                                  23,762   (45,085)  (10,942)
      other current assets                           (961)       94      (212)
      other assets                                   (910)     (653)      (20)
    Increase (decrease) in:
      accounts payable                              3,485    18,057    (4,648)
      accrued expenses                              2,470       300      (872)
      non-current deferred taxes                    2,091     1,118         1
                                                  -------   -------   -------
        Total adjustments                          28,831   (32,562)  (15,474)
                                                  -------   -------   -------
 Net cash provided (used) by operations            29,939   (22,558)   (8,344)
                                                  -------   -------   -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment     (34,214)  (54,273)  (23,633)
 Proceeds from sale of property,
  plant and equipment                                  61        21        89
                                                  -------   -------   -------
 Net cash used by investing activities            (34,153)  (54,252)  (23,544)
                                                  -------   -------   -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt               50,000    67,250       -
 Payments on long-term debt                       (45,621)     (362)  (32,219)
 Net proceeds from:
  June 1993 initial public stock offering             -         -      53,630
  November 1993 public stock offering                 -         -      30,703
  Common stock dividends                           (1,028)     (849)     (497)
  Retirement of subsidiary preferred stock            -         -      (5,869)
  Other                                                34       -         -
                                                  -------   -------   -------
 Net cash provided by financing activities          3,385    66,039    45,748
                                                  -------   -------   -------
Net increase (decrease) in cash                      (829)  (10,771)   13,860

Cash, beginning of year                             3,566    14,337       477
                                                  -------   -------   -------
Cash, end of year                                $  2,737  $  3,566  $ 14,337
                                                  =======   =======   =======

          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles, and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant accounting policies followed by the Company are described below:

     Organization and operations:

     Huntco Inc. ("Huntco" or "the Company") conducts its operations through its majority-owned subsidiaries Huntco Steel, Inc. ("Huntco Steel") and Midwest Products, Inc. ("Midwest"). Huntco Steel operates seven steel processing centers specializing in the processing and distribution of flat rolled carbon steel, and sells its processed steel products to a diverse group of industrial customers, steel service centers and distributors. Midwest is principally engaged in the manufacture of compressed air cylinders used in the transportation industry and sold through mass merchandisers.

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Revenue recognition:

     Revenue from the sale of processed steel and compressed air cylinders is recognized upon shipment to the customer. Costs and related expenses to process steel and manufacture compressed air cylinders are recorded as cost of sales when the related revenue is recognized. Sales returns and allowances are treated as reductions to net sales.

     Cash and cash equivalents:

     For purposes of the consolidated statement of cash flows, the Company considers cash on hand and demand deposits with financial institutions with an original maturity of three months or less to be cash.

     Concentration of credit risk:

     Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of April 30, 1996 and 1995, the Company's allowance for doubtful accounts balance was $430 and $385, respectively. Expenses related to doubtful accounts were $183, $186, and $168 for the years ended April 30, 1996, 1995 and 1994, respectively.

     Relationships with suppliers:

     The Company procures raw materials from numerous primary steel producers. Management believes it is not dependent on any one of its suppliers for raw materials and that its relationships therewith are strong.

     Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for steel processing inventories and on a first-in, first-out (FIFO) basis for its compressed air cylinder products.

     Property, plant and equipment:

     Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective property, ranging from three to thirty years. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Leases meeting the criteria of a capital lease are recorded at the present value of the noncancellable lease payments over the term of the lease. Properties held under capital leases are amortized over the shorter of the lease term or the estimated useful lives of the assets, ranging from five to twenty years. The interest portion of the respective capital lease payment is charged to operations.

     Environmental policy:

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company has not been notified by regulatory authorities of non-compliance with any federal, state or local environmental laws or regulations, nor is the Company aware of any such non-compliance.

     Goodwill:

     Goodwill represents the excess cost of acquisitions over the estimated fair value of the net assets acquired and is being amortized on a straight-line basis over twenty-five years. The carrying value of goodwill is assessed for recoverability by management based on an analysis of the expected future cash flows from the underlying operations of the Company. Management believes that there has been no impairment of the carrying value of goodwill as of April 30, 1996. Goodwill amortization expense was $288 for each of the years ended April 30, 1996, 1995 and 1994.

     Income taxes:

     For the period from May 1, 1993 to the date of the Company's initial public offering on June 29, 1993, the Company's operating results were included in the consolidated U.S. federal income tax return of Huntco International, Inc. ("International"), the sole shareholder of Huntco Acquisitions Holding, Inc. ("Holdings"). During this time period, the income tax provision in the Company's financial statements was calculated as if the Company filed a separate income tax return based upon its consolidated results of operations.

     Under the terms of a tax sharing agreement with International, for the time period in which the Company was a member of International's U.S. consolidated income tax group, the Company, in combination with its consolidated subsidiaries, was to pay to International (or to Holdings at International's direction) an amount equal to its income tax liability calculated as if the Company and its consolidated subsidiaries constituted a separate taxable entity. The Company and its subsidiaries filed separate state income tax returns for operations in each appropriate state in which a combined or consolidated filing with International or Huntco Enterprises, Inc., the majority-owner of International, was not allowed.

     Deferred income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

     Earnings per share:

     Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares and share equivalents outstanding during the period.

2.   PUBLIC OFFERINGS OF CLASS A SHARES

     The Company filed a registration statement on Form S-1 on June 29, 1993 for purposes of selling 3,680,000 shares of its Class A common stock (240,000 of which shares were sold by Holdings and included 40,000 shares of Class A common stock which had previously been obtained by Holdings by converting 40,000 shares of Class B common stock into a like number of shares of Class A common stock). The proceeds to the Company resulting from the sale of 3,440,000 shares of Class A common stock, net of underwriter's discounts and expenses of the offering, were $53,630.

     The Company utilized all of the proceeds resulting from the sale of the 3,440,000 shares of Class A common stock from the June 29, 1993 initial public offering to retire debt obligations consisting primarily of bank credit lines and term loans, to redeem the preferred stock of Huntco Steel, and to fund capital expenditures and higher levels of working capital.

     The Company filed another Registration Statement on Form S-1 on November 23, 1993, for purposes of selling 1,610,000 shares of its Class A common stock (610,000 of which shares were sold by Holdings and an affiliate of Holdings, which had previously been obtained by these entities by converting 610,000 shares of Class B common stock into a like number of shares of Class A common stock). The proceeds to the Company resulting from the November 23, 1993 sale of 1,000,000 shares of Class A common stock, net of underwriter's discounts and expenses of the offering, were $30,703.

     The Company used the proceeds resulting from the sale of the 1,000,000 shares of Class A common stock to fund the development of a cold rolling steel mill at its facility in Blytheville, Arkansas and for general corporate purposes.


3.   INVENTORIES

     Inventories consisted of the following as of April 30,

                                                  1996         1995
                                                -------      -------
     Raw materials                              $39,426      $75,015
     Work in process                                 91           56
     Finished goods                              14,447        2,655
                                                -------      -------
                                                $53,964      $77,726
                                                =======      =======

     The Company's investment in finished goods has increased as the Company's new cold rolling facility in Blytheville, Arkansas is now producing cold rolled steel coils. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.

     The Company's cost of sales and gross profit were negatively impacted during the year ended April 30, 1996, due to the recording of an $8,000 lower of cost or market inventory adjustment. During the first half of the year ended April 30, 1996, the primary steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These rapid price reductions impacted the Company when its inventory volume of hot rolled steel coils was at higher than normal levels. Due to unpredictable lead times for the receipt of imported hot rolled steel coils purchased by the Company during fiscal 1995, the delay in the start up of the Company's new cold rolling mill, and as a result of steel purchased in advance of previously announced increases in raw material steel prices from the primary producers, which price increases did not come to pass, the Company's on hand inventory position became higher than normal during the last half of fiscal 1995 and remained high into the first half of fiscal 1996. Given the rapid decline in the price of hot rolled steel coils during this time frame, the Company was not able to turn all of its on hand inventory, which had been acquired at these higher prices, prior to granting price accommodations to its customers due to competitive market circumstances. The Company believes that its raw materials inventory balance at April 30, 1996 was at more normal levels and that its selling prices have been adjusted to reflect current market conditions.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of April 30,

                                                  1996         1995
                                                -------      -------
     Land                                      $  1,981      $ 1,650
     Buildings                                   36,587       16,807
     Machinery and equipment                     76,749       36,107
                                                -------      -------
                                                115,317       54,564
     Less accumulated depreciation               17,960       11,960
                                                -------      -------
                                                 97,357       42,604
                                                -------      -------
     Construction in progress                    22,981       49,621
                                                -------      -------
                                               $120,338      $92,225
                                                =======      =======

     The Company completed the construction and equipping of its Blytheville, Arkansas cold rolling facility and placed it in service during the year ended April 30, 1996. As a result, the Company's investment in construction in progress decreased accordingly.

5.   LONG-TERM DEBT

     On July 14, 1995, the Company issued $50,000 of ten-year term notes to a group of domestic commercial lenders. These notes bear interest at the fixed rate per annum of 8.13%, with interest payable semiannually each January 15 and July 15, and mature in equal annual installments of $7,143 on each July 15, 1999 - 2005. The proceeds from the issuance of these notes were utilized to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks.

     The balance of long-term debt primarily consists of amounts outstanding under a revolving credit agreement entered into with a group of domestic commercial banks, which agreement provides for borrowings and issuances of letters of credit in amounts totaling up to $60,000 ($70,000 from February 28, 1995 through August 1, 1995) until termination of the agreement on October 31, 1997. At April 30, 1996, the Company had unused borrowing capacity of $37.3 million under this agreement. The agreement provides for borrowings at interest rates at or below the prime rate, payable monthly or at the maturity of any LIBOR-based loans, and does not require compensating balances to be maintained. In addition, the Company intends to seek an extension in the term of the revolving credit agreement during the course of the fiscal year ending April 30, 1997.

     The Notes and the revolving credit agreement both require the maintenance of various financial covenants and ratios, all of which the Company was in compliance with as of April 30, 1996. Principal payments due on the Company's long-term debt for each of the five fiscal years following April 30, 1996 are as follows:




                  1997                     $   189
                  1998                      22,199
                  1999                         214
                  2000                       7,349
                  2001                       7,320
                  Thereafter                35,984
                                           -------
                                           $73,255
                                           =======


     Total cash paid for interest in the years ended April 30, 1996, 1995 and 1994 was $4,450, $1,764 and $638, respectively. Of the Company's total interest costs, it capitalized $2,091 and $1,786 to construction in progress during the years ended April 30, 1996 and 1995, respectively.

6.   Capital stock

     The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock, none of which has been issued to date. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

     The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 and 5,290,000 shares were issued as of April 30, 1996 and 1995, respectively. The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of April 30, 1996 and 1995. Shares of Class B common stock are not transferrable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests in Holdings and its affiliates. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr. B. D. Hunter.

7.   Incentive stock plan

     The Company maintains an incentive stock plan, which provides for the grant of non-qualified stock options, incentive stock options, restricted shares and stock appreciation rights to officers and key employees, as well as directors, of the Company selected by a committee of the Board of Directors.
A maximum of 750,000 shares of Class A common stock may be issued under the plan. Options issued under the plan may be exercised, subject to a ten-year maximum, over periods determined by the committee. During the year ended April 30, 1996, 2,000 shares of Class A common stock were issued pursuant to the exercise of non-qualified stock options granted under the plan. Non-qualified stock options outstanding of 745,500 and 687,000 as of April 30, 1996 and 1995, respectively, entitle the holders to purchase common stock at prices ranging from $17.00 to $29.00 per share. As of April 30, 1996 and 1995, the non-qualified stock options outstanding possessed a weighted average option price of $18.78 and $18.73 per share, respectively. Of the options outstanding, 415,800 are exercisable as of May 22, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which addresses accounting for stock option, purchase and award plans. FAS 123 specifies that companies utilize either the "fair value based method" or the "intrinsic value based method" for valuing stock options granted. The Company will adopt FAS 123 in the fiscal year ending April 30, 1997, and expects to utilize the "intrinsic value based method" for valuing stock options granted. The Company anticipates that, when adopted, FAS 123 will have no material effect on its financial position or results of operations.




8.   Income taxes

     The components of the provision for income taxes for the years ended April 30, 1996, 1995 and 1994, respectively, are as follows:

                                        1996        1995        1994
                                        ----        ----        ----
     Current:
       Federal                         $  -        $4,736      $3,614
       State                              (24)        326         264
                                       ------      ------      ------
                                          (24)      5,062       3,878
                                       ------      ------      ------
     Deferred (primarily Federal):
       Current                         (1,366)       (143)        426
       Non-current                      2,091       1,118           1
                                       ------      ------      ------
                                          725         975         427
                                       ------      ------      ------
     Provision for income taxes        $  701      $6,037      $4,305
                                       ======      ======      ======


     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income tax liabilities (assets) are comprised of the following at April 30:

                                                   1996       1995
                                                  ------     ------
     Property basis differential
      and related effects, primarily
      accelerated depreciation                    $4,978     $2,788
     Other                                           155        368
                                                  ------     ------
     Total deferred tax liabilities                5,133      3,156
     Total deferred tax assets, primarily related
      to non-deductible liabilities and reserves   1,514        462
                                                  ------     ------
     Net deferred tax liabilities                 $3,619     $2,694
                                                  ======     ======


     A reconciliation of the provision for income taxes to the maximum statutory rate of 35% is as follows for the years ended April 30,

                                          1996        1995        1994
                                          ----        ----        ----
     Tax at statutory rate               $ 633       $5,614      $4,002
     State income taxes, net
      of federal tax benefit               (94)         277         370
     Amortization of goodwill              101          101         101
     Other                                  61           45        (168)
                                         -----       ------      ------
                                         $ 701       $6,037      $4,305
                                         =====       ======      ======

     During the years ended April 30, 1996, 1995 and 1994, the Company made cash payments for income taxes of $50, $5,587 and $4,722, respectively, of which $1,265 was made to Holdings under a tax-sharing agreement for the year ended April 30, 1994. During the year ended April 30, 1995, Holdings refunded $232 in income tax overpayments to the Company pursuant to the tax-sharing agreement.


9.   Commitments and contingencies

     The Company is a party to various claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determination in any or all of such proceedings will have a material adverse effect upon the financial condition or the results of operations of the Company.


10.   Quarterly financial data (unaudited)

     Summarized quarterly financial data for the years ended April 30, 1996 and 1995 appears below:

                     First      Second      Third      Fourth      Year
                     ------     ------      ------     ------     ------
Net sales:
  1996              $55,106    $62,072     $68,486    $78,423    $264,087
  1995               39,881     47,791      50,451     59,072     197,195

Gross profit (loss):
  1996                4,774     (3,480)(1)   8,028      8,902      18,224
  1995                5,049      6,283       6,549      7,793      25,674

Net income (loss):
  1996                  906     (4,653)(1)   2,153      2,702       1,108
  1995                1,883      2,444       2,513      3,164      10,004

Earnings (loss)
 per share:
  1996                 .10        (.52)(1)    .24        .30         .12
  1995                 .21         .27        .28        .35        1.11

(1) See Note 3 for a discussion of the lower of cost or market inventory adjustment recorded in the second quarter of fiscal 1996.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

St. Louis, Missouri
May 22, 1996



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Information regarding (i) directors of the Company and (ii) the only executive officers of the Company (who are also directors of the Company), is incorporated herein by reference to the information included under the title "Proposal 1: Election of Directors -- Nominees for Directors -- Information as of July 1, 1996 Regarding the Nominees for Directors to be Elected in 1996 for Terms Ending in 1999"; and "-- Information as of July 1, 1996 Regarding the Directors Who are Not Nominees for Election and Whose Terms Continue Beyond 1996," contained within the Company's 1996 Proxy Statement. The individuals identified in the 1996 Proxy Statement as executive officers of the Company have been appointed to serve as such until their respective successors are duly elected and have qualified, or until their earlier death, resignation or removal.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

Information regarding executive compensation is incorporated herein by reference to the information included under the titles "Proposal 1: Election of Directors -- Directors' Fees" contained within the Company's 1996 Proxy Statement; "Executive Compensation -- Summary Compensation Table", "-- Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "-- Certain Contracts", and "-- Compensation Committee Interlocks and Insider Participation" contained within the Company's 1996 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included under the title "Voting, Voting Securities and Principal Holders Thereof -- Holdings of Management and Principal Shareholders" contained within the Company's 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included under the title "Certain Transactions" contained within the Company's 1996 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

         The Company's financial statements together with the report thereon of Price Waterhouse LLP dated May 22, 1996, are set forth herein under Item 8.

      (2)   Financial Statement Schedules -- Omitted, not applicable.

      (3)   Exhibits

         These Exhibits are numbered in accordance with the Exhibit Table at
Item 601 of Regulation S-K. The following Exhibits listed in the Exhibit Index are filed with this Report:

      10(iii)(A)(5)  Description of performance bonus arrangement for the executive officers for the year ending April 30, 1997.

             23(ii)  Consent of Price Waterhouse LLP.

             24 Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, Terry J. Heinz, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

             27      Financial Data Schedule.


For a listing of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report, see the Exhibits listed under Exhibit Nos. 10(iii)(A)(1) through 10(iii)(A)(7).


(b)   Reports on Form 8-K

      No current reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended April 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date:  July 25, 1996                          By: ROBERT J. MARISCHEN
                                                 ----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer


      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. D. Hunter and Robert J. Marischen, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this report and any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



 /s/  B. D. HUNTER                 Director, Chairman of the    July 25, 1996
- ----------------------------------   Board and Chief Executive
      B. D. Hunter                   Officer
                                     (Principal Executive Officer)


 /s/  ROBERT J. MARISCHEN          Director, Vice Chairman of   July 25, 1996
- ----------------------------------   Board and Chief Financial
      Robert J. Marischen            Officer (Principal Financial
                                     and Accounting Officer)

 /s/  TERRY J. HEINZ               Director, President and      July 25, 1996
- ----------------------------------   Chief Operating Officer
      Terry J. Heinz


 /s/  DONALD E. BRANDT             Director                     July 25, 1996
- ----------------------------------
      Donald E. Brandt


 /s/  JAMES J. GAVIN, JR.          Director                     July 25, 1996
- ----------------------------------
      James J. Gavin, Jr.


 /s/  MICHAEL M. McCARTHY          Director                     July 25, 1996
- ----------------------------------
      Michael M. McCarthy

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:     Omitted - not applicable.

3(i): Restated Articles of Incorporation of Huntco Inc. incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

3(ii): Bylaws of Huntco Inc., as amended, incorporated by reference to Exhibit 3(ii) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

4(i): Reference is made to Article III of the Restated Articles of Incorporation of Huntco Inc., incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form 10-K filed July 28, 1995.

4(ii)(1)(a): Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to
Exhibit 4(v) of the Company's Form 10-Q for the quarter ended October 31, 1994, filed on December 12, 1994.

4(ii)(1)(b): First Amendment, dated February 28, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Seventy Million Dollars ($70.0 million), incorporated by reference Exhibit 4(v) of the Company's Form 10-Q for the quarter ended January 31, 1995, filed on March 2, 1995.

4(ii)(1)(c): Second Amendment, dated April 27, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, incorporated by reference to Exhibit 4(ii)(3) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

4(ii)(1)(d): Third Amendment, dated November 8, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to Exhibit 4(v)(d) of the Company's Form 10-Q for the quarter ended October 31, 1995, filed on November 23, 1995.

4(ii)(1)(e): Fourth Amendment, dated January 31, 1996, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to Exhibit 4(v)(d) of the Company's Form 10-Q for the quarter ended January 31, 1996, filed on February 28, 1996.


4(ii)(2)(a): Note Purchase Agreement dated July 14, 1995, providing for the issuance of $50.0 million of 8.13% ten-year term notes, maturing in equal annual installments from July 15, 1999-2005, by and among Huntco Inc. and each of the purchasers listed on Schedule A thereto, incorporated herein by reference to Exhibit 4(v)(a) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(2)(b): Individual Notes due July 2005, sold pursuant to the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibits 4(b)-(j) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(2)(c): Subsidiary Guaranty dated July 14, 1995 from Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. entered into in connection with the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibit 4(k) of the Company's Form 8-K filed on July 18, 1995.

9:  Omitted - not applicable.

10(ii)(D)(1)(i):   Lease Agreement dated as of June 1, 1992 by and between the
City of Blytheville, Arkansas and Huntco Steel, Inc., incorporated herein by reference to Exhibit 10(ii)(D)(1) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

10(ii)(D)(1)(ii): First Amendment to Lease Agreement dated as of August 17, 1993 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., incorporated herein by reference to Exhibit 10(ii)(D)(1)(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (33-71426) and filed on November 23, 1993.

10(ii)(D)(3):   Lease Agreement between City of Tulsa-Rogers County Port
Authority and Tulsa's Port of Catoosa Facilities Authority and Central States Stamping Company, Inc., dated as of June 12, 1978 and First Amendment thereto dated as of May 1, 1988; Assignment of Lease dated September 1986 by and between Amedco Steel, Inc. (formerly Central States Stamping Company, Inc.) and Huntco Steel, Inc., incorporated by reference to Exhibit 10(ii)(D)(4) of the Company's Registration Statement on Form S-1 (33-62936) and filed May 19, 1993.

10(iii)(A)(1): Form of Executive Employment Agreement, incorporated by reference to Exhibit 10(iii)(A)(1) of the Company's Form 10-Q for the quarter ended July 31, 1993, filed on September 13, 1993.

10(iii)(A)(2): Form of Performance Bonus Agreement for fiscal year ending April 30, 1995, incorporated by reference to Exhibit 10(iii)(A)(3) of the Company's 1994 Annual Report on Form 10-K, filed on July 29, 1994.

10(iii)(A)(3): Form of Performance Bonus Agreement for fiscal year ending April 30, 1996, incorporated by reference to Exhibit 10(iii)(A)(3) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

10(iii)(A)(4): Form of Amended Performance Bonus Agreement for fiscal year ending April 30, 1996, incorporated by reference to Exhibit 10(iii)(A) of the Company's Form 10-Q for the quarter ended January 31, 1996, filed on February 28, 1996.

10(iii)(A)(5): Description of Performance Bonus Arrangement for executive officers for fiscal year ending April 30, 1997.

10(iii)(A)(6): Huntco Inc. 1993 Incentive Stock Plan incorporated herein by reference to Exhibit 10(iii)(A)(4) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

10(iii)(A)(7): Form of Option Agreement for Awards of Options under 1993 Incentive Stock Plan, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

10(iii)(A)(8): Description of tax reimbursement arrangement between the Company and its executive employees upon exercise of non-qualified stock options, incorporated herein by reference to Exhibit 10(iii)(A)(6) of the Company's 1994 Annual Report on Form 10-K, filed on July 29, 1994.

11: Omitted - not applicable; see information contained within the Consolidated Statement of Income found within Item 8 of this Report.

12:  Omitted - not applicable.

13:  Omitted - not applicable.

16:  Omitted - not applicable.

18:  Omitted - not applicable.

21: Subsidiaries of the Company, incorporated by reference to Exhibit 22 of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

22:  Omitted - not applicable.

23(ii):  Consent of Price Waterhouse.

24:  Powers of attorney contained on the signature page found herein.

27:  Financial Data Schedule.

28:  Omitted - not applicable.

99:  Omitted - not applicable.