Form 10-Q
period 1996-07-31
HUNTCO INC
filed 1996-08-13
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------


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


                                 NOT APPLICABLE
                             ----------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of August 12, 1996, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            July 31, 1996 (Unaudited) and April 30, 1996 (Audited)

            Condensed Consolidated Statements of Income
            Three Months Ended July 31, 1996 and 1995 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended July 31, 1996 and 1995 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       July 31,      April 30,
                                                         1996          1996
                                                      ----------    ----------
                                                      (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $  2,128     $  2,737
 Accounts receivable, net                                37,619       36,804
 Inventories                                             74,244       53,964
 Other current assets                                     2,789        1,926
                                                       --------     --------
                                                        116,780       95,431

Property, plant and equipment, net                      128,892      120,338
Goodwill                                                  4,929        5,001
Other assets                                              1,540        1,667
                                                       --------     --------
                                                       $252,141     $222,437
                                                       ========     ========


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 35,868     $ 29,003
 Accrued expenses                                         3,104        3,934
 Current maturities of long-term debt                       189          189
                                                       --------     --------
                                                         39,161       33,126
                                                       --------     --------

Long-term debt                                           94,019       73,066
Deferred income taxes                                     5,293        4,879
                                                       --------     --------
                                                         99,312       77,945
                                                       --------     --------
Shareholders' equity:
 Preferred stock (issued and outstanding, none)            -            -
 Common stock:
   Class A (issued and outstanding, 5,292)                   53           53
   Class B (issued and outstanding, 3,650)                   37           37
 Additional paid-in-capital                              86,567       86,567
 Retained earnings                                       27,011       24,709
                                                       --------     --------
                                                        113,668      111,366
                                                       --------     --------
                                                       $252,141     $222,437
                                                       ========     ========

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited, in thousands, except per share amounts)

                                                      Three Months
                                                    Ended July 31,
                                                   1996         1995
                                                 -------      -------
Net sales                                        $78,430      $55,106

Cost of sales                                     69,437       50,332
                                                 -------      -------
Gross profit                                       8,993        4,774

Selling, general and administrative expenses       3,631        2,995
                                                 -------      -------
Income from operations                             5,362        1,779

Other income (expense):
 Interest, net                                    (1,201)        (328)
                                                 -------      -------
Income before income taxes                         4,161        1,451

Provision for income taxes                         1,591          545
                                                 -------      -------
Net income                                       $ 2,570      $   906
                                                 =======      =======


Earnings per share                                $ .29        $ .10
                                                  =====        =====

Weighted average common shares outstanding        8,953        8,941
                                                  =====        =====


    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended July 31,
                                                     1996        1995
                                                   -------     -------

Cash flows from operating activities:
 Net income                                        $ 2,570     $   906
                                                   -------     -------
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    1,944       1,160
    Other                                              (28)        -
    Decrease (increase) in:
      accounts receivable                             (816)      2,251
      inventories                                  (20,280)     16,813
      other current assets                            (861)       (201)
      other assets                                      65        (541)
    Increase (decrease) in:
      accounts payable                               6,865     (16,723)
      accrued expenses                                (830)       (190)
      non-current deferred taxes                       413          33
                                                   -------     -------
        Total adjustments                          (13,528)      2,602
                                                   -------     -------
 Net cash provided (used) by operations            (10,958)      3,508
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment      (10,403)     (8,152)
 Proceeds from sale of property,
  plant and equipment                                   67         -
                                                   -------     -------
 Net cash used by investing activities             (10,336)     (8,152)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt                21,000      50,000
 Payments on long-term debt                            (47)    (47,138)
 Common stock dividends                               (268)       (224)
                                                   -------     -------
 Net cash provided by financing activities          20,685       2,638
                                                   -------     -------
Net (decrease) in cash                                (609)     (2,006)

Cash, beginning of period                            2,737       3,566
                                                   -------     -------
Cash, end of period                                $ 2,128     $ 1,560
                                                   =======     =======

          See Accompanying Notes to Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of July 31, 1996 and the condensed consolidated statements of income and of cash flows for the three months ended July 31, 1996 and 1995 have been prepared by Huntco Inc. (the "Company")
without audit.   In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at July 31, 1996, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted where inapplicable.   A summary of
the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on July 26, 1996. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 1996 included in the aforementioned Form 10-K. The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     July 31,            April 30,
                                       1996                1996
                                     -------             --------
     Raw materials                   $59,655              $39,426
     Work in process                      68                   91
     Finished goods                   14,521               14,447
                                     -------              -------
                                     $74,244              $53,964
                                     =======              =======

     The Company classifies its inventory of cold rolled steel coils as finished goods. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on August 26, 1996, payable on September 13, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------------

We encourage those who make use of any forward-looking data found herein to make reference to the discussion found under the title "Risk Factors - 1997 Forecast" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended April 30, 1996, as filed with the Securities and Exchange Commission on July 26, 1996.

RESULTS OF OPERATIONS

Net sales were $78.4 million, an increase of 42.3% in comparison to the prior year's first quarter net sales of $55.1 million. The Company attributes the increase in net sales to higher levels of tons processed, primarily at its cold rolling operation at its Blytheville facility, and to lower tolling tons expressed as percentage of total tons processed and sold. The Company processed and shipped a record 231,309 tons of steel in the quarter ended July 31, 1996, an increase of 34.0% in comparison to the quarter ended July 31,
1995.   Approximately 23.3% of the tons processed in the first quarter of fiscal 1997 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 32.6% in the prior year first quarter. The Company sold 40,241 tons of cold rolled products during the quarter ended July 31, 1996, which compares to 5,687 tons in the prior year first quarter. Reflecting lower raw material costs (i.e. lower hot rolled steel prices charged by the Company's suppliers), average per ton selling values declined approximately 6.0% in the quarter ended July 31, 1996 when compared to average per ton selling values for the quarter ended July 31, 1995.

Gross profit expressed as a percentage of net sales was 11.5% for the quarter ended July 31, 1996, which compares to 8.7% for the quarter ended July 31, 1995. Gross profit in the first quarter of the prior year was negatively affected by declining steel prices. As a result of competitive market circumstances, the Company was forced to lower its selling prices in advance of receiving lower cost raw materials during the first quarter of fiscal 1996. Such market factors were not in place during the first quarter of fiscal 1997.

During the quarter ended July 31, 1996, the Company successfully commenced operations at its new facility in Gallatin County, Kentucky. The Company also substantially completed the relocation of its metal stamping operation from Springfield, Missouri to a new plant at the Blytheville facility, where it also installed and began operating slitting and blanking lines which will be used to process cold rolled and light gauge pickled and oiled steel both for stamping applications and direct commercial sales.

Selling, general and administrative ("SG&A") expenses of $3.6 million reflect an increase of $.6 million from the prior year's first quarter. However, SG&A expenses declined as a percentage of net sales from 5.4% during the first quarter of fiscal 1996 to 4.6% of net sales during the first quarter of fiscal 1997. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, including overhead expenses related to the Company's cold rolling operation that was placed in service on August 1, 1995.

Income from operations was $5.4 million in the quarter ended July 31, 1996, an increase of $3.6 million in comparison to income from operations of $1.8 million as reported for the corresponding period of the prior year. This increase reflects the factors discussed in the preceding paragraphs.

Net interest expense of $1.2 million and $.3 million was incurred during the quarters ended July 31, 1996 and 1995, respectively. This increase reflects borrowings to support higher working capital levels, as well as lower capitalized interest for fiscal 1997 versus fiscal 1996. The Company capitalized $.4 million of interest costs to construction in progress in the quarter ended July 31, 1996, versus $.9 million in the comparable period of the prior year.

The effective income tax rate experienced by the Company was 38.2% in the first quarter of fiscal 1996, which approximates the 37.6% and 38.8% effective income tax rates recognized during the prior year's first quarter and full year, respectively.

Net income for the quarter was 2.6 million, or $.29 per share, which compares to net income of $.9 million, or $.10 per share in the prior year's first
quarter.   This increase reflects the factors discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $10.4 million and $8.2 million of cash during the quarters ended July 31, 1996 and 1995, respectively, to acquire property, plant and equipment, as expenditures continue to be made in conjunction with the Company's capital expansion projects -- most significantly the new Gallatin County, Kentucky facility and the new stamping plant in Blytheville, Arkansas during the first quarter of fiscal 1997, and the new Blytheville cold rolling mill during the first quarter of fiscal 1996. Increased borrowings on the Company's revolving credit facility provided the funds for these expenditures during the first quarter of fiscal 1997. For the first quarter of fiscal 1996, the funds used to acquire new property were obtained from a combination of cash on hand, first quarter operating activities, and a net increase in long-term debt obligations.

The Company also borrowed additional funds on its revolving credit facility, which increased by a total of $21.0 million during the three months ended July 31, 1996, in order to fund increased levels of working capital. Specifically, the Company's inventory balance increased $20.3 million from April 30, 1996, to a seasonal peak of $74.2 million. Inventory levels are scheduled to decline through the second quarter of fiscal 1997 to approximately $65.0 million by the end of the Company's second quarter of fiscal 1997.

The first quarter of fiscal 1996 saw a large reduction in the Company's investment in raw materials, as the Company reduced its steel inventories to more normal levels. However, the cash impact of this inventory reduction was virtually offset by a similar reduction in the Company's trade accounts payable balance.

During the quarter ended July 31, 1995, the Company issued $50.0 million of ten-year term notes to a group of domestic commercial lenders. These notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of these notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. At July 31, 1996, the ratio of funded debt to total capitalization was 45.3%.

As of July 31, 1996, the Company had unused borrowing capacity of $16.3 million under its $60.0 million revolving credit facility. During the second quarter of fiscal 1997, the Company intends to seek to extend the term and increase the size of its revolving credit facility.

Capital expenditures were $10.4 million in the first quarter of fiscal 1997, and should approximate this level during each of the subsequent two quarters, followed by a decline to approximately $4.0 million of expenditures during the fourth quarter of fiscal 1997. The Company expects that its annealing/cold rolling expansion, the new South Carolina facility, and the second coil pickling line at Blytheville will comprise the bulk of the Company's capital spending for the balance of fiscal 1997. All of these projects are expected to be completed during fiscal 1997, except for the coil pickling line project, which is planned for completion sometime during the second quarter of fiscal 1998. The Company plans to fund these expenditures over the balance of fiscal 1997 with net cash to be provided by operations and through additional borrowings.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Class A and Class B common stock during fiscal 1997.

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


PART II.    OTHER INFORMATION
- -----------------------------
Item 6.     Exhibits and Reports on Form 8-K
- --------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on May 22, 1996, which filing discussed the Company's earnings for the fiscal year ended April 30, 1996, as well as providing certain forward-looking data for the fiscal year ending April 30, 1997.

                              **************

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: August 13, 1996                         By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:   Omitted - not applicable.

4:   Omitted - not applicable.

10(iii)(A)(1): Description of performance bonus arrangement for executive officers for the fiscal year ending April 30, 1997, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's Annual Report on Form 10-K filed on July 26, 1996.

10(iii)(A)(2): Huntco Inc. 1993 Incentive Stock Plan, As Amended and Restated in 1996.

11:  Omitted - not applicable.

15:  Omitted - not applicable.

18:  Omitted - not applicable.

19:  Omitted - not applicable.

22:  Omitted - not applicable.

23:  Omitted - not applicable.

24:  Omitted - not applicable.

27:  Financial Data Schedule.

99:  Omitted - not applicable.