Form 10-Q
period 1996-10-31
HUNTCO INC
filed 1996-12-11
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------


Commission File Number: 1-13600
                        -------

                                   HUNTCO INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


         MISSOURI                                              43-1643751
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      14323 SOUTH OUTER FORTY, SUITE 600N, TOWN & COUNTRY, MISSOURI  63017
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of December 10, 1996, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            October 31, 1996 (Unaudited) and April 30, 1996 (Audited)

            Condensed Consolidated Statements of Operations
            Six Months Ended October 31, 1996 and 1995 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended October 31, 1996 and 1995 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      October 31,    April 30,
                                                         1996          1996
                                                      ----------    ----------
                                                      (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $  2,614     $  2,737
 Accounts receivable, net                                39,918       36,804
 Inventories                                             65,143       53,964
 Other current assets                                     2,164        1,926
                                                        -------      -------
                                                        109,839       95,431

Property, plant and equipment, net                      131,697      120,338
Goodwill                                                  4,857        5,001
Other assets                                              1,477        1,667
                                                        -------      -------
                                                       $247,870     $222,437
                                                        =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 24,631     $ 29,003
 Accrued expenses                                         1,674        3,934
 Current maturities of long-term debt                       189          189
                                                        -------      -------
                                                         26,494       33,126
                                                        -------      -------

Long-term debt                                           98,972       73,066
Deferred income taxes                                     6,632        4,879
                                                        -------      -------
                                                        105,604       77,945
                                                        -------      -------

Shareholders' equity:
 Preferred stock (issued and outstanding, none)            -            -
 Common stock:
   Class A (issued and outstanding, 5,292)                   53           53
   Class B (issued and outstanding, 3,650)                   37           37
 Additional paid-in-capital                              86,567       86,567
 Retained earnings                                       29,115       24,709
                                                        -------      -------
                                                        115,772      111,366
                                                        -------      -------
                                                       $247,870     $222,437
                                                        =======      =======

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                   HUNTCO INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share amounts)



                                         Six Months            Three Months
                                      Ended October 31       Ended October 31
                                       1996       1995        1996      1995
                                     -------    -------      ------    ------

Net sales                           $162,413   $117,178     $83,983   $62,072

Cost of sales                        144,213    115,884      74,777    65,552
                                     -------    -------      ------    ------

Gross profit (loss)                   18,200      1,294       9,206    (3,480)

Selling, general and
 administrative expenses               7,444      6,092       3,813     3,097
                                     -------    -------      ------    ------

Income (loss) from operations         10,756     (4,798)      5,393    (6,577)

Other income (expense):
 Interest, net                        (2,694)    (1,137)     (1,492)     (810)
 Other, net                                -          2           -         2
                                     -------    -------      ------    ------

Income (loss) before
 income taxes                          8,062     (5,933)      3,901    (7,385)

Provision (benefit) for
 income taxes                          3,075     (2,186)      1,484    (2,732)
                                     -------    -------      ------    ------

Net income (loss)                    $ 4,987  $  (3,747)    $ 2,417   $(4,653)
                                     =======    =======      ======    ======


Earnings (loss) per share            $  .56   $  (.42)      $   .27   $ (.52)
                                      =====      =====        =====     =====

Weighted average
 common shares outstanding            8,952      8,940        8,951     8,940
                                      =====      =====        =====     =====



    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Six Months
                                                          Ended October 31,
                                                          1996        1995
                                                        -------     -------
Cash flows from operating activities:
 Net income (loss)                                     $  4,987   $ (3,747)
                                                        -------    -------
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
    Depreciation and amortization                         3,905      2,879
    Other                                                  (370)        (2)
    Decrease (increase) in:
      accounts receivable                                (3,114)    (1,925)
      inventories                                       (11,179)    31,871
      other current assets                                 (238)    (3,143)
      other assets                                           66       (508)
    Increase (decrease) in:
      accounts payable                                   (4,372)    (7,627)
      accrued expenses                                   (2,260)     1,166
      non-current deferred taxes                          1,753         32
                                                        -------    -------
        Total adjustments                               (15,809)    22,743
                                                        -------    -------
 Net cash provided (used) by operations                 (10,822)    18,996
                                                        -------    -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net      (14,626)   (14,060)
                                                        -------    -------
 Net cash (used) by investing activities                (14,626)   (14,060)
                                                        -------    -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt                     26,000     50,000
 Net payments on long-term debt                             (94)   (56,434)
 Common stock dividends                                    (581)      (492)
                                                        -------    -------
 Net cash provided (used) by financing activities        25,325     (6,926)
                                                        -------    -------

Net (decrease) in cash                                     (123)    (1,990)

Cash, beginning of period                                 2,737      3,566
                                                        -------    -------
Cash, end of period                                    $  2,614   $  1,576
                                                        =======    =======



          See Accompanying Notes to Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of October 31, 1996, the condensed consolidated statements of operations for three and six months ended October 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months ended October 31, 1996 and 1995 have been prepared by Huntco
Inc. (the "Company") without audit.   In the opinion of management, all
adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at October 31, 1996, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on July 26, 1996. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 1996 included in the aforementioned Form 10-K. The results of operations for the periods ended October 31, 1996 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                    October 31,             April 30,
                                       1996                   1996
                                     -------                --------
     Raw materials                   $47,974                $39,426
     Work in process                      74                     91
     Finished goods                   17,095                 14,447
                                     -------                -------
                                     $65,143                $53,964
                                     =======                =======

     The Company classifies its inventory of cold rolled steel coils as finished goods. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on November 27, 1996, payable on December 9, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

UPDATE OF FISCAL 1997 OUTLOOK:

The Company's gross profit margins were under pressure, especially late in the second quarter, due to higher domestic prices for its primary raw material, hot rolled steel coils, when significant quantities of lower priced imported material were available in its market territories. The Company has continued to purchase a majority of its raw material requirements from domestic suppliers, in order to maximize its inventory turnover rates. In light of these factors, additional announced price increases effective January 1, 1997 by Nucor (the Company's major supplier of hot rolled steel coils), and an extremely competitive environment, the Company expects that gross margin pressure will continue, and may become more severe, during the holiday season of November and December when there are fewer shipping days.

If the above factors continue, the 11% gross profit margin realized by the Company during the first six months of the 1997 fiscal year may reflect the high end of the possible range of gross profit percentages which may be realized for the third quarter and possibly for the entire second half of the year. More specifically, the Company believes that gross profits could decline to a range of 9% to 11% of net sales during the third quarter, with a recovery to approximately 11% expected in the fourth quarter.

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

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1997 were $84.0 million, an increase of 35.3% over the prior year's second quarter net sales of $62.1 million. Net sales for the six months ended October 31, 1996 were $162.4 million, an increase of 38.6% over net sales of $117.2 million for the comparable period of the prior year.

The Company attributes the increase in net sales to higher levels of tons processed, most significantly at its cold rolling operation at its Blytheville facility, and to lower tolling tons expressed as a percentage of total tons processed and sold. The Company processed and shipped a record 238,729 and 470,038 tons of steel in the quarter and six month periods ended October 31, 1996, which represent increases of 34.4% and 34.3% when compared to the same periods of the prior year. The Company sold 44,193 and 84,448 tons of cold rolled products during the quarter and six months ended October 31, 1996, which compares to 14,748 tons and 20,435 tons in the comparable periods of the prior year. Approximately 21.1% and 22.2% of the tons processed in the three and six months ended October 31, 1996, represented customer-owned material processed on a per ton, fee basis. These figures represent a lower tolling percentage than that experienced in the comparable periods of the prior year of 24.2% and 28.4%.

Reflecting lower raw material costs (i.e. lower hot rolled steel prices charged by the Company's suppliers), average per ton selling values declined approximately 3.0% and 4.6% for the quarter and six months ended October 31, 1996, when compared to average per ton selling values for the corresponding periods of the prior year.

Gross profit expressed as a percentage of net sales was 11.0% and 11.2% for the three and six months ended October 31, 1996. These amounts compare to percentages of (5.6%) and 1.1% for the corresponding periods of the prior year. The improvement in the Company's gross profit percentage is primarily attributable to a lower of cost or market inventory adjustment recorded by the Company in the prior year's quarter ended October 31, 1995, which adjustment reduced the carrying value of the Company's on-hand inventories at that date by approximately $8.0 million, before related income tax benefits.

As was disclosed in the prior year, starting in February 1995 and continuing through the second quarter of fiscal 1996, the primary steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These raw material price reductions accelerated during the second quarter of fiscal 1996, as the base price charged by the Company's suppliers of hot rolled steel declined from $350.00 per ton as of August 1, 1995, to as low as $280.00 per ton during September 1995. As a result of these price reductions, the Company recorded the above-mentioned lower of cost or market inventory adjustment.

The decreases in the base price of hot rolled steel during 1995 initiated or accelerated inventory stock reductions by steel processors, including the Company, as well as by many of the Company's customers. In response to this changed market situation, the Company at first delayed planned increases in its selling prices, but as the first quarter of fiscal 1996 progressed, began lowering its selling prices in advance of receiving lower cost raw materials.

The downward pressure on raw material hot rolled steel pricing during 1995 began at a time when the average cost of steel in the Company's inventory was increasing. The Company had previously sold most of the lower cost foreign material purchased during fiscal 1995, and was beginning to sell steel purchased from domestic suppliers, which was purchased at prices in effect before the series of sheet price reductions were implemented. Also, due to
(1) unpredictable lead times for receipt of the imported material purchased by the Company during fiscal 1995, (2) delay in the start-up of the Company's new cold rolling mill and (3) steel purchased in advance of further announced price increases, the Company's on hand inventory position was at higher than normal levels when this series of price reductions were initiated by the primary steel producers. The Company believes that its raw materials inventory balance has returned to more normal levels.

Delay in the start-up of the cold rolling facility also served to keep the Company's gross profits under pressure for the first half of fiscal 1996. The Company spent a major portion of the first quarter of that year (1) fine tuning the equipment to address quality concerns, (2) replacing a component of the cold mill which had failed, and (3) addressing certain other operational issues.

During the quarter ended July 31, 1996, the Company commenced operations at its new facility in Gallatin County, Kentucky. The Company also completed the relocation of its metal stamping operation from Springfield, Missouri to a new plant at the Blytheville facility, where it also installed and began operating slitting and blanking lines which are being used to process cold rolled and light gauge pickled and oiled steel both for stamping applications and direct commercial sales.

Selling, general and administrative ("SG&A") expenses of $3.8 and $7.4 million for the three and six month periods ended October 31, 1996, reflect increases of $.7 million and $1.4 million over the comparable periods of the prior year. However, SG&A expenses declined as a percentage of net sales from 5.0% and 5.2% during the second quarter and first half of fiscal 1996 to 4.5% and 4.6% of net sales during the comparable periods of fiscal 1997. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company.

Income from operations was $5.4 million and $10.8 million in the quarter and six months ended October 31, 1996. These amounts compare to losses from operations of $6.6 million and $4.8 million in the three and six month periods ended October 31, 1995. These improvements reflect the factors discussed in the preceding paragraphs.

Net interest expense of $1.5 million and $2.7 million were incurred during the three and six months ended October 31, 1996, which reflect increases over comparable net interest expense amounts of $.8 million and $1.1 million from the corresponding periods of the prior year. These increases are the result of higher fiscal 1997 borrowings on the Company's revolving credit facility in order to support higher working capital levels, as well as lower capitalized interest for fiscal 1997 versus fiscal 1996. The Company capitalized $.3 million and $.7 million of interest costs to construction in progress in the three and six months ended October 31, 1996, versus $.6 million and $1.5 million in the comparable period of the prior year.

The effective income tax rate experienced by the Company was 38.0% and 38.1% during the three and six months ended October 31, 1996, which compare to rates of 37.0% and 36.9% recognized during the comparable period of the prior year. The increased effective rates reflect the impact of non-deductible expenses such as goodwill amortization.

Net income for the three and six months ended October 31, 1996 was $2.4 million, or $.27 per share, and $5.0 million, or $.56 per share. These amounts compare to net losses of $4.7 million, or $.52 per share, and $3.7 million, or $.42 per share, during the corresponding periods of the prior year. These increases reflect the factors discussed in the preceding paragraphs, including the $5.0 million, or $.56 per share, after-tax impact of the lower of cost or market inventory adjustment recorded by the Company during the second quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $14.6 million and $14.1 million of cash during the six months ended October 31, 1996 and 1995, respectively, to acquire property, plant and equipment, as expenditures continue to be made in conjunction with the Company's capital expansion projects -- most significantly the new Gallatin County, Kentucky facility and the new stamping plant in Blytheville, Arkansas during the first half of fiscal 1997, and the new Blytheville cold rolling mill during the first half of fiscal 1996. Increased borrowings on the Company's revolving credit facility provided the funds for these expenditures during the first half of fiscal 1997. For the first half of fiscal 1996, the funds used to acquire new property were obtained from a combination of cash on hand and operating activities.

The Company borrowed additional funds on its revolving credit facility, which increased by a total of $26.0 million during the six months ended October 31, 1996, in order to fund increased levels of working capital. Specifically, the Company's inventory balance increased $11.2 million from April 30, 1996 to October 31, 1996, in support of higher sales being realized by the Company.

During the quarter ended July 31, 1995, the Company issued $50.0 million of ten-year term notes to a group of domestic commercial lenders. These notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of these notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of October 31, 1996, the ratio of funded debt to total capitalization was 46.6%.

As of October 31, 1996, the Company had unused borrowing capacity of $11.3 million under its $60.0 million revolving credit facility. The Company is currently in negotiations with its banks to increase the size of its revolving credit facility to $80.0 million and to extend its term from October 31, 1997 until October 31, 1999. The Company expects to complete this process during the third quarter of fiscal 1997.

Capital expenditures for the balance of fiscal 1997 are expected to range between $15.0 million to $20.0 million. The Company expects that its annealing/cold rolling expansion, the new South Carolina facility, and the second coil pickling line at Blytheville will comprise the bulk of the Company's capital spending for the balance of fiscal 1997. All of these projects are expected to be completed during fiscal 1997, except for the coil pickling line project, which is planned for completion sometime during the second quarter of fiscal 1998. The Company plans to fund these expenditures over the balance of fiscal 1997 with net cash to be provided by operations and through additional borrowings on its revolving credit facility. In addition, the Company is in negotiations to procure the cut-to-length line and slitting equipment ordered for its South Carolina facility, as well as the additional annealing furnaces discussed above, via new operating leases from a domestic commercial lender. The Company expects to enter into such operating leases during the third and fourth quarters of fiscal 1997.

In addition to the planned capital expenditures discussed above, the Company announced on October 25, 1996, that it had signed a letter of intent to acquire certain assets of Coil-Tec, Inc., a subsidiary of ARBED Americas, Inc. While a definitive agreement has not yet been executed, the Company does not expect that this transaction will have a material effect on its liquidity or borrowing capacity under its existing credit facilities. The Company expects to complete this acquisition on or prior to December 31, 1996.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth due to business expansion, capital expenditures and the payment of dividends on the outstanding shares of Class A and Class B common stock during fiscal 1997.

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

PART II.    OTHER INFORMATION
-----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on September 12, 1996.

     (b) The following directors were elected to serve terms of three years, with such terms to expire in 1999: B. D. Hunter and Robert J. Marischen. The remaining directors include Donald E. Brandt and Michael M. McCarthy, whose terms expire in 1997; and James J. Gavin, Jr. and Terry J. Heinz, whose terms expire in 1998.

     (c)     1)     With respect to the vote for directors, Mr. Hunter
received 40,436,745 votes in favor of his election, with 675,200 votes withheld, and Mr. Marischen received 40,430,645 votes in favor of his election, with 681,300 votes withheld.

             2) With respect to the proposal to amend the Huntco Inc. 1993 Incentive Stock Plan to (i) increase the number of shares of Class A common stock of the Company authorized for issuance pursuant to awards which may be made thereunder from 750,000 to 900,000, and (ii) limit the maximum number of shares of Class A common stock underlying stock options and stock appreciation rights which may be awarded thereunder to any participant in any one calendar year to a total of 60,000, the following votes were cast: 39,933,745 votes for; 1,169,004 votes against; and 7,725 abstentions.

     (d)     Not applicable.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on October 25, 1996, which filing discussed the Company's execution of a letter of intent setting forth the basis for further negotiations intended to result in the execution of a definitive agreement in connection with the planned purchase of certain assets from Coil-Tec, Inc.

                              **************

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date:     December 10, 1996                       By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:   Omitted - not applicable.

4:   Omitted - not applicable.

10:  Omitted - not applicable.

11:  Omitted - not applicable.

15:  Omitted - not applicable.

18:  Omitted - not applicable.

19:  Omitted - not applicable.

22:  Omitted - not applicable.

23:  Omitted - not applicable.

24:  Omitted - not applicable.

27:  Financial Data Schedule.

99:  Omitted - not applicable.