Form 10-Q
period 1997-01-31
HUNTCO INC
filed 1997-03-14
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997, or

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of March 10, 1997, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock; and 3,650,000 shares of Class B common stock.


                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            January 31, 1997 (Unaudited) and April 30, 1996 (Audited)

            Condensed Consolidated Statements of Operations
            Nine and Three Months Ended January 31, 1997 and 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended January 31, 1997 and 1996 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      January 31,    April 30,
                                                         1997          1996
                                                      ----------    ----------
                                                      (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $  3,161     $  2,737
 Accounts receivable, net                                38,968       36,804
 Inventories                                             78,902       53,964
 Other current assets                                     2,612        1,926
                                                        -------      -------
                                                        123,643       95,431

Property, plant and equipment, net                      137,941      120,338
Other assets                                              8,453        6,668
                                                        -------      -------
                                                       $270,037     $222,437
                                                        =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 34,327     $ 29,003
 Accrued expenses                                         2,062        3,934
 Current maturities of long-term debt                       189          189
                                                        -------      -------
                                                         36,578       33,126
                                                        -------      -------

Long-term debt                                          105,424       73,066
Deferred income taxes                                     7,973        4,879
                                                        -------      -------
                                                        113,397       77,945
                                                        -------      -------

Shareholders' equity:
 Series A preferred stock (issued and outstanding,
  225 and none, stated at liquidation value)              4,500         -
 Common stock:
  Class A (issued and outstanding, 5,292)                    53           53
  Class B (issued and outstanding, 3,650)                    37           37
 Additional paid-in-capital                              86,531       86,567
 Retained earnings                                       28,941       24,709
                                                        -------      -------
                                                        120,062      111,366
                                                        -------      -------
                                                       $270,037     $222,437
                                                        =======      =======

      See Accompanying Notes to Condensed Consolidated Financial Statements

/TABLE

                                   HUNTCO INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share amounts)



                                        Nine Months            Three Months
                                      Ended January 31       Ended January 31
                                       1997       1996        1997      1996
                                     -------    -------      ------    ------


Net sales                           $235,805   $185,664     $73,392   $68,486

Cost of sales                        211,830    176,342      67,616    60,458
                                     -------    -------      ------    ------

Gross profit                          23,975      9,322       5,776     8,028

Selling, general and
 administrative expenses              11,205      9,629       3,762     3,537
                                     -------    -------      ------    ------

Income (loss) from operations         12,770       (307)      2,014     4,491

Interest expense, net                 (4,483)    (2,188)     (1,788)   (1,052)
                                     -------    -------      ------    ------

Income (loss) before
 income taxes                          8,287     (2,495)        226     3,439

Provision (benefit) for
 income taxes                          3,161       (901)         86     1,286
                                     -------    -------      ------    ------

Net income (loss)                    $ 5,126  $  (1,594)    $   140   $ 2,153
                                     =======    =======      ======    ======


Earnings (loss) per common share     $  .57    $  (.18)     $  .02    $  .24
                                      =====      =====       =====     =====

Weighted average
 common shares outstanding            8,952      8,940       8,942     8,940
                                      =====      =====       =====     =====



    See Accompanying Notes to Condensed Consolidated Financial Statements


/TABLE

                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                            Nine Months
                                                         Ended January 31,
                                                          1997        1996
                                                        -------     -------
Cash flows from operating activities:
 Net income (loss)                                     $  5,126  $  (1,594)
                                                        -------    -------
 Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
    Depreciation and amortization                         6,084      4,670
    Other                                                  (450)       (11)
    Decrease (increase) in:
      accounts receivable                                (2,164)    (6,678)
      inventories                                       (24,938)    27,672
      other current assets                                 (685)    (3,325)
      other assets                                       (2,196)      (559)
    Increase (decrease) in:
      accounts payable                                    5,325     (1,977)
      accrued expenses                                   (1,873)     1,964
      non-current deferred taxes                          3,093      1,707
                                                        -------    -------
        Total adjustments                               (17,804)    23,463
                                                        -------    -------
 Net cash provided (used) by operations                 (12,678)    21,869
                                                        -------    -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net      (22,826)   (22,478)
                                                        -------    -------
 Net cash (used) by investing activities                (22,826)   (22,478)
                                                        -------    -------
Cash flows from financing activities:
 Issuance of Series A preferred stock                     4,500       -
 Net proceeds from newly-issued debt                     32,500     50,000
 Net payments on long-term debt                            (142)   (50,073)
 Common stock dividends                                    (894)      (760)
 Other                                                      (36)      -
                                                        -------    -------
 Net cash provided (used) by financing activities        35,928       (833)
                                                        -------    -------

Net increase (decrease) in cash                             424     (1,442)

Cash, beginning of period                                 2,737      3,566
                                                        -------    -------
Cash, end of period                                    $  3,161   $  2,124
                                                        =======    =======



          See Accompanying Notes to Consolidated Financial Statements


/TABLE

                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of January 31, 1997, the condensed consolidated statements of operations for three and nine months ended January 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended January 31, 1997 and 1996 have been prepared by Huntco
Inc. (the "Company") without audit.   In the opinion of management, all
adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at January 31, 1997, and the results of operations and cash flows for the interim periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on July 26, 1996. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 1996 included in the aforementioned Form 10-K. The results of operations for the periods ended January 31, 1997 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

     Inventories consisted of the following as of:

                                    January 31,             April 30,
                                       1997                   1996
                                     -------                --------
     Raw materials                   $54,854                $39,426
     Finished goods                   24,048                 14,538
                                     -------                -------
                                     $78,902                $53,964
                                     =======                =======

The Company classifies its inventory of cold rolled steel coils as finished goods. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.   PREFERRED STOCK

On January 30, 1997, the Company issued 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly beginning March 1, 1997. Shares of Series A Preferred carry a liquidation preference of $20.00 per share, and are convertible on a one-for-one basis into shares of the Company's Class A common stock (a) at any time at the option of the holder, and (b) at the option of the Company under certain circumstances, including if at any time the applicable holding period under Rule 144(k) of Regulation C promulgated under the Securities Act of 1993 has been satisfied and the closing price of the Company's Class A common stock, as reported by the New York Stock Exchange, is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of Series A Preferred to Coil-Tec, Inc. in connection with the Company's acquisition of $4.5 million of depreciable assets and certain intangible assets of Coil-Tec, Inc.


4.   DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on February 28, 1997, which was paid on March 10, 1997. The Company also declared the first dividend payable on its Series A Preferred Stock, which dividend totaling $16,666.67 was paid on March 1, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

UPDATE OF FISCAL 1997 OUTLOOK:

The Company expects that its fiscal 1997 fourth quarter net sales will exceed second quarter amounts, resulting in shipping volumes for the full fiscal year near 925,000 tons, the low end of the forecasted range of shipping volumes established by the Company at the outset of fiscal 1997. While gross profit margins have begun to slowly recover, they are expected to remain under pressure during the fourth quarter of fiscal 1997, as the Company continues to shift its supplier base to lower its relative raw material costs. The Company expects that this process should be largely accomplished during the fourth quarter. Further, the Company will be involved in various plant and facility start-ups during the fourth quarter, including the new facility in South Carolina, the expansion of its cold rolling operation in Blytheville, Arkansas, and the start-up of the newly-acquired hot rolled tempering operation in Blytheville, Arkansas. In light of these factors and current market conditions, gross profit margins in the fourth quarter are only expected to increase to around 9%, resulting in gross profit margins of around 10% for the year ended April 30, 1997.

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


EXPANSION OF OPERATIONS

During the quarter ended July 31, 1996, the Company commenced operations at its new facility in Ghent, Kentucky. The Company also completed the relocation of its metal stamping operation from Springfield, Missouri to a new plant at the Blytheville facility, where it also installed and began operating slitting and blanking lines which are being used to process cold rolled and light gauge pickled and oiled steel both for stamping applications and direct commercial sales.

The Company commenced operations at its new facility in South Carolina during January, 1997 with a heavy gauge cut-to-length line, and expects to install and start-up a new coil slitting line at this facility during the fourth quarter of fiscal 1997. The Company is also completing the doubling of its fully annealed cold rolling capacity at its facility in Blytheville, Arkansas, which additional capacity the Company anticipates will be operational by the end of the fourth fiscal quarter of 1997.

On January 30, 1997, the Company purchased inventory and certain other operating assets from Coil-Tec, Inc. On this same date, the Company leased from an affiliate of Coil-Tec, Inc. and a commercial leasing company, respectively, a plant facility and a two-high temper mill to be used in the production of tempered, hot rolled steel products. The Company expects that it will begin production with these assets during its fourth fiscal quarter of 1997.

The Company is in the early stages of construction related to the installation of a second coil pickling line in Blytheville, Arkansas. This second pickling line is expected to become operational sometime during the middle of fiscal 1998.



RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1997 were $73.4 million, an increase of 7.2% over the prior year's third quarter net sales of $68.5 million. Net sales for the nine months ended January 31, 1997 were $235.8 million, an increase of 27.0% over net sales of $185.7 million for the comparable period of the prior year.

The improvement in net sales is primarily attributable to increased levels of tons processed. The Company processed 210,864 tons of steel in the quarter ended January 31, 1997, an increase of 5.6% in comparison to the quarter ended January 31, 1996. The Company processed a record 680,902 tons of steel in the nine months ended January 31, 1997, an increase of 23.8% in comparison to prior year amounts. The Company sold 40,848 and 125,296 tons of cold rolled products during the quarter and nine months ended January 31, 1997, which compares to 28,852 tons and 49,287 tons in the comparable periods of the prior year. Approximately 22.2% of the tons processed in the three and nine month periods ended January 31, 1997, represented customer-owned material processed on a per ton, fee basis. For the three and nine months ended January 31, 1996, approximately 21.7% and 26.0% of the tons processed by the Company represented customer-owned material processed on a per ton, fee basis.

Reflecting low cost imported material available in the Company's markets during fiscal 1997 and relatively high domestic prices for hot rolled steel at the beginning of fiscal 1996, average per ton selling values declined approximately 2.0% for the nine months ended January 31, 1997, when compared to average per ton selling values for the corresponding period of the prior year. However, average per ton selling values did show a slight increase of 2.1% when comparing the relative sales values for the third quarters of fiscal 1997 and fiscal 1996.

Net sales for the third quarter of fiscal 1997 declined from the record levels attained in the second quarter of fiscal 1997 because of lower shipping volume due to two primary factors. First, shipments declined due to lower sales activity surrounding the November and December holiday periods, when the midweek holidays of 1996 effectively limited the number of shipping days and resulted in lower sales volume levels. Second, and more importantly, shipments declined during November and December as Coil-Tec, Inc. liquidated a substantial amount of hot-rolled steel inventories both at its Blytheville, Arkansas and Bessemer, Alabama plants prior to the sale of certain of its assets to the Company on January 30, 1997.

The Company's gross profit margins came under pressure late in the second quarter of fiscal 1997, and this margin pressure extended into the third quarter. This narrowing of gross profit margins was primarily due to higher domestic prices for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material were available in its market territories. The Company's gross profit margins were also negatively impacted during the three months ended January 31, 1997, due to lower absorption of operating costs, reflecting slower sales activity during much of the Company's third quarter as compared to earlier in the fiscal year as discussed above. This lower level of third quarter sales activity, when combined with narrowing gross profit margins during most of the quarter, depressed the Company's gross profit and operating margins.

Gross profit expressed as a percentage of net sales was 7.9% and 10.2% for the three and nine months ended January 31, 1997. These amounts compare to percentages of 11.7% and 5.0% for the corresponding periods of the prior year. The improvement in the Company's gross profit percentage for the comparable year-to-date figures is primarily attributable to the lower of cost or market inventory adjustment recorded by the Company in the prior year's quarter ended October 31, 1995, which adjustment reduced the carrying value of the Company's on-hand inventories at that date by approximately $8.0 million, before related income tax benefits.

As previously disclosed, starting in February 1995 and continuing through the second quarter of fiscal 1996, the primary steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These raw material price reductions accelerated during the second quarter of fiscal 1996, as the base price charged by the Company's suppliers of hot rolled steel declined from $350.00 per ton as of August 1, 1995, to as low as $280.00 per ton during September 1995. As a result of these price reductions, the Company recorded the above-mentioned lower of cost or market inventory adjustment.

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

Selling, general and administrative ("SG&A") expenses of $3.8 and $11.2 million for the three and nine month periods ended January 31, 1997, reflect increases of $.2 million and $1.6 million over the comparable periods of the prior year. However, SG&A expenses declined as a percentage of net sales from 5.2% during the three and nine months ended January 31, 1996 to 5.1% and 4.8% of net sales during the comparable periods of fiscal 1997. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company.

Income from operations was $2.0 million and $12.8 million in the quarter and nine months ended January 31, 1997. These amounts compare to income (losses) from operations of $4.5 million and ($.3) million in the three and nine month periods ended January 31, 1996. These changes reflect the factors discussed in the preceding paragraphs.

Net interest expense of $1.8 million and $4.5 million were incurred during the three and nine months ended January 31, 1997, which reflect increases over comparable net interest expense amounts of $1.1 million and $2.2 million from the corresponding periods of the prior year. These increases are the result of higher fiscal 1997 borrowings on the Company's revolving credit facility in order to support higher working capital levels, as well as lower capitalized interest for the interim periods of fiscal 1997 versus fiscal 1996. The Company capitalized $.2 million and $1.0 million of interest costs to construction in progress in the three and nine months ended January 31, 1997, versus $.3 million and $1.7 million in the comparable period of the prior year.

The effective income tax rate experienced by the Company was 38.1% during the three and nine months ended January 31, 1997, which compare to rates of 37.4% and 36.1% recognized during the comparable period of the prior year. The increased effective rates reflect the impact of non-deductible expenses, such as goodwill amortization, which have a greater percentage impact upon a Company's effective income tax rate at lower levels of taxable income.

Net income for the three and nine months ended January 31, 1997 was $.1 million, or $.02 per share, and $5.1 million, or $.57 per share, respectively. These amounts compare to net income of $2.2 million, or $.24 per share, and a net loss of $1.6 million, or $.18 per share, respectively, during the corresponding periods of the prior year. These differences reflect the factors discussed in the preceding paragraphs, including the $5.0 million, or $.56 per share, after-tax impact of the lower of cost or market inventory adjustment recorded by the Company during the second quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company invested $22.8 million and $22.5 million in property, plant and equipment during the nine months ended January 31, 1997 and 1996, respectively, as expenditures continued to be made in conjunction with the Company's capital expansion projects -- most significantly the new Ghent, Kentucky facility and the new stamping plant in Blytheville, Arkansas during the first half of fiscal 1997, the Company's new South Carolina facility and the acquisition of certain equipment from Coil-Tec, Inc. during the third quarter of fiscal 1997, and the new Blytheville cold rolling mill during the first half of fiscal 1996. Increased borrowings on the Company's revolving credit facility, as well as the issuance of $4.5 million of Series A preferred stock on January 30, 1997, provided the funds for these expenditures during fiscal 1997. For fiscal 1996, the funds used to acquire new property were obtained from a combination of cash on hand and operating activities.

The Company borrowed additional funds on its revolving credit facility, which increased by a total of $32.5 million during the nine months ended January 31, 1997, in order to fund its capital expenditures, as discussed above, as well as increased levels of working capital. Specifically, the Company's inventory balance increased $24.9 million from April 30, 1996 to January 31, 1997, in support of higher sales being realized by the Company. Also included in this increase was $6.8 million of inventory acquired from Coil-Tec, Inc. in conjunction with the purchase of certain of its assets on January 30, 1997.

During the quarter ended July 31, 1995, the Company issued $50.0 million of ten-year term notes to a group of domestic commercial lenders. These notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of these notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of January 31, 1997, the ratio of funded debt to total capitalization was 46.8%.

As of January 31, 1997, the Company had unused borrowing capacity of $17.8 million under its $80.0 million revolving credit facility, which facility was renewed by the Company on December 17, 1996, and extended until October 31, 1999.

Capital expenditures for the balance of fiscal 1997 are expected to approximate $5.0 million. The Company expects that its annealing/cold rolling expansion, the new South Carolina facility, and the second coil pickling line at Blytheville will comprise the bulk of the Company's capital spending for the balance of fiscal 1997. The Company plans to fund these expenditures over the balance of fiscal 1997 with net cash to be provided by operations and through additional borrowings on its revolving credit facility.

During the quarter ended January 31, 1997, the Company entered into operating leases with a domestic commercial lender for (a) a new cut-to-length line at its South Carolina facility, (b) the additional annealing furnaces acquired for the expansion of its cold rolling facility, and (c) a two-high temper mill for processing hot rolled coils. The Company also entered into an operating lease with an affiliate of Coil-Tec, Inc. on January 30, 1997 for various real property in Blytheville, Arkansas in connection with its previously discussed transaction with Coil-Tec, Inc.

The Company is in negotiations to procure the slitting equipment ordered for its South Carolina facility, as well as the second coil pickling line discussed above, via new operating leases from domestic commercial lenders. The Company expects to enter into such operating leases during the fourth quarter of fiscal 1997.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth due to business expansion, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during fiscal 1997.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or other series of preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility, the possibility of issuing additional long-term debt, or pursuing operating lease financing for new business expansions. Beyond these financing options, the Company has traditionally maintained liquidity in its working capital accounts by availing itself of quick pay vendor discounts on much of its domestic raw material purchases. If necessary, the Company could forego these quick pay discounts in order to generate funds for general corporate purposes.

PART II.    OTHER INFORMATION
-----------------------------

Item 2(c).  Changes in Securities
---------------------------------

     (a) On January 30, 1997, the Company issued 225,000 shares of Series A Preferred having a par value of $.01 per share and a liquidation preference of $20.00 per share. Holders of the Series A Preferred do not have voting rights by virtue of their ownership of the Series A Preferred, except as provided by Missouri law.

     (b) All 225,000 shares of Series A Preferred Stock were issued to Coil-Tec, Inc., an Alabama corporation. No underwriters were used in connection with this preferred stock issuance.

     (c) The Company issued all 225,000 shares of Series A Preferred Stock to Coil-Tec, Inc. in connection with the Company's acquisition of $4.5 million of depreciable assets and certain intangible assets of Coil-Tec, Inc.

     (d) The sale of the Series A Preferred was an isolated transaction with Coil-Tec, Inc., a subsidiary of a large multinational corporation, which contracted with the Company to receive a portion of the consideration for the acquisition of the aforementioned assets in the form of preferred stock of the Company. The terms of the Series A Preferred were the subject of negotiation between the parties. The exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") on which the Company relied in issuing and selling the Series A Preferred is set forth in Section 4(2) of the Securities Act.

     (e) Each share of Series A Preferred is convertible on a one-for-one basis into shares of the Company's Class A common stock (a) at any time at the option of the holder, and (b) at the option of the Company under certain circumstances, including if at any time the holding period under Rule 144(k) of Regulation C promulgated under the Securities Act has been satisfied and the closing price of the Company's Class A common stock, as reported by the New York Stock Exchange, is at least $25.00 per share for thirty consecutive trading days.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on November 12, 1996, which filing discussed the Company's earnings for the three and six month periods ended October 31, 1996, as well as providing for an update of certain forward-looking data for the fiscal year ending April 30, 1997.

The Company filed a Form 8-K on January 30, 1997, which filing discussed the Company's purchase of certain assets from Coil-Tec, Inc. and provided an update of its outlook for its third quarter ending January 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date:     March 12, 1997                          By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:            Omitted - not applicable.

3:            Omitted - not applicable.

4(iii)(a):    Revolving Credit Agreement dated December 17, 1996, by and among
Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, NBD Bank, Bank of America Illinois, and SunTrust Bank, Atlanta.

4(iii)(b):    Form of Revolving Credit Note issued in connection with the execution of the Revolving Credit Agreement of December 17, 1996, incorporated by reference to Exhibit 4(iii)(a) herein (the "Agreement"), and a schedule of the amount of each Revolving Credit Note issued on December 17, 1996 in conjunction with this Agreement.

4(v)(a):      Certificate of Designation defining the terms and provisions of the Company's Series A Preferred Stock.

4(v)(b):      Registration Rights Agreement dated January 30, 1997, issued in conjunction with the issuance of the Company's Series A Preferred Stock.

11:            Omitted - not applicable.

15:            Omitted - not applicable.

18:            Omitted - not applicable.

19:            Omitted - not applicable.

22:            Omitted - not applicable.

23:            Omitted - not applicable.

24:            Omitted - not applicable.

27:            Financial Data Schedule.

99:            Omitted - not applicable.