Form 10-K405
period 1997-04-30
HUNTCO INC
filed 1997-07-25
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[x]   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1997

Commission File Number: 1-13600
                        -------
                                   HUNTCO INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         MISSOURI                                              43-1643751
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    14323 SOUTH OUTER FORTY, SUITE 600N, TOWN & COUNTRY, MISSOURI     63017
    -------------------------------------------------------------------------
              (Address of principal executive offices)             (Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1997 was $71,359,668 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting stock of the Company, is held by affiliates of the Company.

     As of June 30, 1997, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held September 11, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS
-----------------

BACKGROUND
----------

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

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, South Carolina, Tennessee, and Texas to over 1,300 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to its major suppliers via the inland waterway system, allows the Company to take delivery of raw materials by barge, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, hot rolled tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; slit; edge conditioned; or in the case of pickled and oiled, tempered and cold rolled products, sold as master coils. The Company also produces custom metal stampings.


INDUSTRY OVERVIEW
-----------------

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

PRODUCTS AND PROCESSING SERVICES
--------------------------------

The Company maintains a substantial inventory of steel coils purchased from the primary producers. This steel is in the form of a continuous sheet, typically 36 to 84 inches wide, between .015 and .500 inches thick, and rolled into 10 to 30-ton coils. Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of a majority of the Company's customers. By purchasing various kinds of steel in large quantities and at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive price for the quality purchased.

Customer orders are entered in a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing to use each purchased coil to the fullest extent practicable.

The Company uses techniques such as cold rolling, annealing, tempering, pickling, cutting-to-length, slitting, blanking, edge rolling, shearing and stamping to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cold rolling and tempering reduces the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Annealing involves heating the steel to soften it for further finishing after it has been cold reduced. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickles serves as feed stock for the cold rolling mill. Cutting-to-length involves cutting steel along the width of the coil.
Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel. Edge rolling imparts round or smooth edges to produce strips or coils. Shearing cuts the steel into small pieces. Stamping involves using presses to form previously processed steel (e.g. slit coils) into parts.

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


REVIEW OF OPERATIONS
--------------------

Blytheville Facility:

Located in Blytheville, Arkansas, with access to the Mississippi River, the Blytheville facility continues to drive the Company's growth. The Company began operations in Blytheville in October, 1992 with a new, heavy gauge, cut-to-length line, followed by a new, heavy gauge, slitting line in June, 1993.
A push-pull coil pickling line was next placed into service in June, 1994.
The Company began limited production in its cold rolling operation in the first quarter of fiscal 1996, which includes a cold rolling mill, annealing furnaces, and a temper mill for coils up to 60 inches wide (the "Cold Mill"). The initial phase of the Cold Mill had a productive capacity of up to 240,000 tons per year. The Company completed capacity and quality enhancements to the Cold Mill during the fourth quarter of fiscal 1997, by adding more annealing furnaces and installing shape meter rolls to the cold rolling mill, thereby increasing the capacity of the Cold Mill to produce fully annealed cold rolled master coils to approximately 360,000 tons per year. The Company is also in the process of adding a second coil pickling line, with start up scheduled for the middle of fiscal 1998, which should increase the Company's pickling capacity to approximately 900,000 tons per year.

During the first half of fiscal 1997, the Company completed the relocation of its stamping operations from a facility located in Springfield, Missouri to a new plant located within the Blytheville facility. In conjunction with this relocation, the new stamping plant has been equipped with new slitting and blanking equipment designed to process both cold rolled and pickled and oiled steel.

On January 30, 1997, the Company acquired a hot rolled steel tempering facility from Coil-Tec, Inc., which was located immediately adjacent to the Company's existing Blytheville operations. The Coil-Tec facility has been integrated into the Company's Blytheville facility, and the Company successfully restarted the temper mill obtained in conjunction with this acquisition during the fourth quarter of fiscal 1997.

Chattanooga Facility:

Located in Chattanooga, Tennessee, on the Tennessee River, the Chattanooga facility opened in July, 1994 with a heavy gauge, cut-to-length line. The facility was expanded in April, 1995 with the addition of a new slitting line and in June, 1995 with the addition of a new cut-to-length line, both of which were designed to process cold rolled and pickled and oiled steel. The Chattanooga facility provides the Company access to markets in the southeastern United States, servicing customers such as service centers, appliance and furniture manufacturers, tube mills, and other end users of both hot rolled and cold rolled steel.

Berkeley Facility:

Located in Berkeley County, South Carolina, near Charleston, this new facility is in close proximity to a new Nucor steel mill which produces both hot rolled and cold rolled steel. The Company opened this facility in late fiscal 1997 with a new, heavy gauge, sheet and plate cut-to-length line and added a new high-speed, light gauge slitting line as of the end of fiscal 1997. The South Carolina facility has rail access as well as waterway access to the Atlantic Ocean. The Company is serving markets along the Atlantic seaboard to the north and south, as well as to the west, with processed products from this location.

Gallatin Facility:

Located in Gallatin County, Kentucky, on a 20-acre tract of land immediately adjacent to the Gallatin steel mill, and with access to the Ohio River, this new facility was opened by the Company in May, 1996 with a new, heavy gauge, sheet and plate cut-to-length line. The facility sells processed sheets and plates to manufacturers servicing the transportation and heavy machinery industries.

Madison Facility:

Located in the St. Louis metropolitan area with access to the Mississippi River, the Madison, Illinois facility commenced operations in 1983. The facility is equipped with two slitting lines. One of the slitting lines is used to process heavy gauge, hot rolled steel while the other primarily processes cold rolled and pickled and oiled steel. The facility also operates a new cut-to-length line to process cold rolled and pickled and oiled steel which was added in the fourth quarter of fiscal 1996. Early in fiscal 1997, the Company expanded this facility to provide inside rail access to better facilitate the handling of cold rolled products. The facility provides processed steel products to a diverse group of customers, including metal fabricators, service centers and tube, consumer durables and transportation equipment manufacturers.

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

Pasadena Facility:

Located on a 20 acre tract of land on the shipping channel near Houston, Texas, the Pasadena facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines, the first of which was purchased new in 1982 and the second of which was added in December, 1994.
The facility operates its own unloading facility and is capable of directly discharging barges. The facility was recently expanded with the addition of a new climate controlled warehouse used to store cold rolled steel master coils. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled and tempered steel.

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


QUALITY CONTROL
---------------

The procurement of high quality steel from suppliers on a consistent basis is critical to the Company's business. Historically, about 2% of raw materials has failed to conform to order specifications, with most of the nonconforming raw material being diverted to less critical applications. The Company has instituted quality control measures to attempt to assure that the quality of purchased raw material will allow the Company to meet the specifications of its customers and to reduce the costs and inefficiencies of production interruptions. Physical and chemical analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. The Company believes that maintenance of high standards for accepting raw materials ultimately results in reduced return rates from its customers. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting process so management can document to customers that required tolerances have been continuously maintained throughout processing. The Company also maintains a test laboratory at its Blytheville facility to provide timely and economical testing and quality certifications.


SUPPLIERS
---------

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



MARKETING
---------

The Company's products and services are sold primarily by Company sales personnel supported by executive management of Huntco Steel, and by the Company's technical support staff. The Company generally produces its processed steel products to specific customer orders rather than for inventory. The Company generally does not enter into fixed-price sales contracts with its steel processing customers with terms longer than three months. Many of the Company's customers commit to purchase on a quarterly basis with the customer notifying the Company of specific release dates as they require the processed products. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to approximately three weeks before the release date. The Company is therefore required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of its customers. Because the Company ships most steel processing orders on short lead-times, the amount of backlog at any point is not significant.


CUSTOMERS AND DISTRIBUTION
--------------------------

Huntco sells its processed steel products to over 1,300 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. Other than one customer which accounted for 7.0% of the Company's net sales, no other customer accounted for more than 5% of the Company's net sales for the fiscal year ended April 30, 1997. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for approximately one-third of the Company's net sales for the fiscal year ended April 30, 1997. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

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


COMPETITION
-----------

Intermediate steel processing is a highly competitive industry in which companies compete based on price, service and their ability to process and deliver steel products based on short lead-time customer orders. The Company competes primarily with other intermediate steel processors. Geographic proximity to a customer is a significant factor. Specific, reliable data concerning the size of the market in products which the Company processes, by region, generally is not available. However, based on the Company's knowledge of the market for processed steel, the amount of processed steel which it sells to its customers, and a general knowledge of its competitors, the Company believes that it is a significant competitor in all of the market areas it serves and that it is one of the larger companies specializing in the processing of flat rolled carbon steel. The Company's largest competitors currently include Cargill, Inc., Ferralloy Corp. and Heidtman Steel Products Inc. The primary competitors of the Company's Cold Mill are various foreign suppliers, USX Corporation, Gulf States Steel and Nucor.




SEASONALITY
-----------

Shipping volumes are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income in the third quarter and less significantly in the first quarter. Quarterly results can also be affected, either negatively or positively, by changing steel prices.


GOVERNMENTAL REGULATION
-----------------------

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


EMPLOYEES
---------

As of April 30, 1997, the Company employed 688 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.  PROPERTIES
-------------------

Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 for a further discussion of the Company's operating plant facilities. The following sets forth certain additional information with respect to each of these facilities:

                                Square
          Utilization           Footage             Owned or leased
------------------------------  -------  -------------------------------------
     Blytheville, Arkansas:
     ---------------------

Cutting-to-length                80,000  Lease with a $100 purchase option.
Slitting
Tension leveling, shape
 correction or elongation
Gauge verification and testing
Coil storage
Edge conditioning

Pickling                         30,000  Owned improvements on leased realty.
Coil warehouse and storage       32,000  Owned improvements on leased realty.
Second pickling line
 (under construction)            96,000  Leased equipment, with fair value
                                          purchase option, other owned
                                          improvements on leased realty

Cold rolling, annealing         194,000  Lease with $100 purchase option.
 and tempering                           Certain annealing furnaces leased,
                                          with certain fair value purchase
                                          options.

Cutting-to-length               152,000  Lease with $100 purchase option.
Slitting
Blanking
Tension leveling
Shearing and stamping
Gauge verification and testing
Design and tool engineering

Heavy gauge tempering           130,000  Leased facility and equipment, with
Gauge verification and testing            certain fair value purchase options.
Cutting-to-length                         Selected owned improvements.

     Chattanooga, Tennessee:
     ----------------------

Cutting-to-length               126,000  Lease with $10 purchase option.
Slitting
Tension leveling
Gauge verification and testing

     Berkeley County, South Carolina:
     -------------------------------

Cutting-to-length               130,000  Purchase commitment for real estate;
Slitting                                  leased processing equipment with
Tension leveling                          certain fair value purchase options.
Coil storage
Gauge verification and testing

     Gallatin County, Kentucky:
     -------------------------

Cutting-to-length                65,000  Owned.
Tension leveling
Coil storage
Gauge verification and testing

     Madison, Illinois:
     ------------------

Cutting-to-length               128,000  Owned.
Slitting
Tension leveling
Edge conditioning
Coil storage
Gauge verification and testing

     Catoosa, Oklahoma:
     -----------------

Cutting-to-length                80,000  Owned improvements on leased realty.
Tension leveling
Coil storage
Gauge verification and testing

     Pasadena, Texas:
     ---------------

Cutting-to-length                45,000  Owned.
Gauge verification and testing
Coil storage                     21,000  Owned.

     Strafford, Missouri:
     -------------------

Gauge verification and testing  100,000  Owned.
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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to the security holders of the Company during the fourth quarter of fiscal 1997.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Class A common stock of the Company is traded on the New York Stock Exchange, under the symbol "HCO". As of April 30, 1997, there were 80 holders of record of the Company's Class A common stock and two holders of record of the Company's Class B common stock.

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

The table below shows the Company's quarterly high and low Class A common stock prices and quarterly per share dividend amounts paid on the Class A common stock and the Class B common stock for the fiscal years ended April 30,

                            1997                        1996
                        ------------               --------------
                    High    Low    Dividends    High    Low   Dividends
                   ------  ------  ---------   ------  -----  ---------
First quarter      19.375  15.125    .030       19.750  14.250   .025
Second quarter     20.125  15.375    .035       18.375  12.375   .030
Third quarter      18.500  13.500    .035       17.625  12.500   .030
Fourth quarter     14.000  10.000    .035       21.750  15.375   .030


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

INCOME STATEMENT DATA  (in thousands, except per share amounts):

Year Ended April 30,      1997       1996       1995       1994      1993
                        -------    -------    -------    -------   -------
Net sales              $326,563   $264,087   $197,195   $146,213  $116,236
Cost of sales           294,455    245,863(1) 171,521    126,412   101,950
                        -------    -------    -------    -------   -------
Gross profit             32,108     18,224     25,674     19,801    14,286
Selling, general and
 administrative
 expenses                15,383     13,147      9,638      8,183     7,076
                        -------    -------    -------    -------   -------
Income from operations   16,725      5,077     16,036     11,618     7,210
Interest, net            (6,239)    (3,268)         5       (183)   (2,523)
                        -------    -------    -------    -------   -------
Income before
 income taxes and
 extraordinary items     10,486      1,809     16,041     11,435     4,687
Provision for
 income taxes             3,997        701      6,037      4,305     1,942
                        -------    -------    -------    -------   -------
Income before
 extraordinary items      6,489      1,108     10,004      7,130     2,745
Extraordinary items,
 net of tax                -          -          -          -         (683)(2)
                        -------    -------    -------    -------   -------
Net income                6,489      1,108     10,004      7,130     2,062
Preferred dividends      50     -          -          -         -
                        -------    -------    -------    -------   -------
Net income available for
 common shareholders     $6,439   $  1,108   $ 10,004   $  7,130  $  2,062
                        =======    =======    =======    =======   =======
Earnings per common share:
 Income before
  extraordinary items     $0.72      $0.12      $1.11      $0.92     $0.61
 Net income               $0.72      $0.12      $1.11      $0.92     $0.46
Weighted average common
 shares outstanding       8,942      8,948      9,048      7,756     4,500
Common cash dividends
 per share                $0.14      $0.12      $0.10      $0.06       -

(1) Includes an $8,000 lower of cost or market inventory adjustment recorded in the second quarter of fiscal 1996. See Note 2 to the Consolidated Financial
Statements.
(2) Relates to expensing of prepayment premiums and unamortized loan costs upon early retirement of certain indebtedness.

BALANCE SHEET DATA  (in thousands):

    April 30,           1997       1996       1995       1994       1993
                       -------    -------    -------    -------    -------
Working capital       $ 79,502   $ 62,305   $ 84,046   $ 58,220   $ 23,796
Total assets           307,318    222,437    209,898    114,380     67,034
Short-term debt            189        189        371        357      2,782
Long-term debt
 (net of current
  portion)             100,877     73,066     68,505      1,631     31,438
Preferred stock          4,500        -          -          -        5,470
Common shareholders'
 equity                116,561    111,366    111,252    102,097     11,530


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

OVERVIEW:

Over the past three years, the Company invested $116.5 million in new property, plant and equipment. As of April 30, 1997, the vast majority of the property acquired and/or constructed by the Company has been placed into service. As a result of these investments, and benefiting from a generally strong economy, the Company was able to increase the volume of steel which it processed to 941,545 tons for fiscal 1997, an increase of 151.6% as compared to fiscal 1994, the year of the Company's initial public offering.

These investments, as well as those planned for the year ending April 30, 1998, reflect the Company's continuing efforts to expand its productive capacity, to broaden the range of its processed products and to access new geographic territories and new customers. By entering into higher value-added processing techniques such as pickling, cold rolling, annealing and tempering, and opening new facilities and expanding existing ones, the Company believes that it has enhanced its future potential to generate increased levels of net sales and net income.


FISCAL 1998 FORECAST:

The Company anticipates that its net sales in fiscal 1998 could increase by approximately 20% over fiscal 1997 levels. The planned increase in net sales is expected to reflect higher levels of tons sold which are expected to increase to approximately 1,100,000 tons, with increased cold rolled and tempered sales from the Blytheville facility and shipments from the new South Carolina facility being the major contributors to this estimated growth in sales volume. Because the expanded cold rolling and tempering capacity at the Blytheville facility and the new South Carolina facility are expected to produce and sell at increasingly higher levels of volume during the year, the Company believes that it will ship approximately 10% more tonnage in the second half of fiscal 1998 than in the first half of fiscal 1998, with the fourth quarter of fiscal 1998 being the strongest in terms of tons expected to be shipped. Net sales are expected to increase by a higher percentage than tons sold because of higher average unit selling prices for cold rolled and tempered steel, when compared to the average unit selling values for the Company's traditional hot rolled steel sales, and due to a lower tolling percentage which is expected to decline over the course of the full fiscal year to approximately 20% of total tons sold for fiscal 1998.

The Company projects that it will spend approximately $9.0 million on capital expenditures, primarily during the first half of fiscal 1998, as it completes the second coil pickling line at its Blytheville facility, which represents the last of the projects previously announced by the Company in the current phase of its internal expansion program.


RISK FACTORS - 1998 FORECAST:

This Annual Report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "anticipates," "projects," "estimates," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for fiscal 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Achievement of these forward-looking results is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Certain of the more important factors which the Company believes could cause actual results to differ materially from the forward-looking data presented include:


     Impact of changing steel prices on the Company's results of operations:

As evidenced by the unfavorable impact on net income in fiscal years 1996 and 1997, the Company's financial results can be significantly impacted by changing steel prices. The Company's principal raw material is flat rolled carbon steel coils. The steel industry is highly cyclical in nature and prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing steel prices may cause the Company's results of operations to fluctuate significantly.

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

As steel producers change the effective selling price for the Company's raw materials, competitive conditions may influence the amount of the change, if any, in the Company's selling prices to its customers. Changing steel prices could therefore affect the Company's net sales and net income, particularly as it liquidates its inventory position. The Company believes that a major portion of the effect of a steel price change on net income is likely to be experienced within three months of the effective date of the change. When a series of changes in steel prices occurs, the period in which net income may be affected can extend beyond a three month period of time. Accordingly, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful in periods of changing steel prices.

Steel prices charged by the primary producers of hot rolled steel coils, both domestic and foreign, have been extremely volatile over the previous two years, and conditions exist which could cause this volatility to continue throughout the Company's 1998 fiscal year. No assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations and net income.

     Cyclicality of demand for Company products:

Many of the Company's steel processing products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices or other matters beyond the control of the Company. The Company has increased the level of tons of steel sold and processed in each of its last five fiscal years. However, no assurance can be given that the Company will be able to increase or maintain its level of tons shipped, especially in periods of economic stagnation or downturn. The expected increase in tons processed and shipped assumes that the Company is able to maintain the base volume of tons processed and shipped in the 1997 fiscal year. This assumption is based upon the Company's experience, the most relevant experience being over the previous five years, and an assumption that economic conditions in the Company's primary market areas will reflect a stable, slow-growth environment. There can be no assurance, however, that economic conditions will continue to reflect a stable, slow-growth environment or that other circumstances will not occur leading to an economic stagnation or downturn.

     Continued internal expansion involving new processes and markets:

Notwithstanding the fact that the growth in the Company's net sales over the previous five fiscal years has resulted from increasing levels of tons processed and sold, with such increases in tonnage primarily occurring at newly constructed facilities, there can be no assurance that the Company will be successful in the start-up of its new facility in South Carolina, or in the continued development and expansion of its cold rolling and hot roll tempering operations at its Blytheville, Arkansas facility, or that these expansions will proceed as quickly as the Company anticipates. Successful development of these projects requires the Company to develop new customers, in new market territories and absolute assurance cannot be given that this will occur on the timetable which the Company expects, if ever.

In addition, the market areas covered by the new South Carolina facility, the continued ramp up of the new stamping plant in Blytheville, and the continued maturation of the Company's cold rolling and tempering operations will cause the Company to face new competition.

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

     Income taxes:

The Company has estimated its effective federal income tax rate based upon statutory rates in effect in the United States at the beginning of the 1998 fiscal year. State income taxes are estimated based upon the statutory rates in effect in the states in which the Company conducts its operations and earns taxable income.


RESULTS OF OPERATIONS:


     FISCAL 1997 EXPANSION OF OPERATIONS:

During the quarter ended July 31, 1996, the Company commenced operations at its new Kentucky facility, with the start-up of a new, heavy gauge, sheet and plate cut-to-length line. Also during the first quarter of fiscal 1997, the Company completed the relocation of its metal stamping operation from Springfield, Missouri to a new plant at the Blytheville facility, in which it also installed and began operating slitting and blanking lines which are being used to process cold rolled and light gauge pickled and oiled steel, both for stamping applications and direct commercial sales.

On January 30, 1997, the Company purchased inventory and certain other operating assets from Coil-Tec, Inc. On this same date, the Company leased from an affiliate of Coil-Tec, Inc. and a commercial leasing company, respectively, a plant facility and a two-high temper mill used in the production of tempered, hot rolled steel products. The Company has successfully restarted this hot rolled steel tempering facility, which is now being operated as a part of the Company's Blytheville facility.

The Company commenced operations at its new South Carolina facility during late January, 1997, when it began operating a new, heavy gauge, cut-to-length line, and also installed a slitting line at this facility during April, 1997. The Company completed the capacity and quality enhancements to its cold rolling mill at its Blytheville facility during the fourth quarter of fiscal 1997, and enters fiscal 1998 with capacity for fully annealed cold rolled products of approximately 360,000 tons per year.

The Company is in the early stages of construction related to the installation of a second coil pickling line in Blytheville. This second pickling line is expected to become operational sometime during the middle of fiscal 1998.


     FISCAL YEAR 1997 ("1997") COMPARED TO FISCAL YEAR 1996 ("1996"):

Net sales for 1997 were $326.6 million, an increase of 23.7% over the prior year's net sales of $264.1 million. The improvement in net sales is primarily attributable to increased levels of tons processed. The Company processed a record 941,545 tons of steel in 1997, an increase of 22.0% in comparison to 1996. A substantial portion of this tonnage increase related to the sale of cold rolled products, which sales volume increased 98.4% over the prior year to 181,313 cold rolled tons for 1997.

Approximately 22.2% of the tons processed during 1997 represented customer-owned material processed on a per ton, fee basis. For 1996, approximately 23.9% of the tons processed by the Company represented customer-owned material. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

Reflecting low cost imported material available in the Company's markets during 1997 and relatively high domestic prices for hot rolled steel at the beginning of 1996, average per ton selling values declined approximately 0.7% for the year ended April 30, 1997, as compared to the prior year.

The Company's gross profit margins came under pressure late in the second quarter of 1997, and this margin pressure extended through the balance of the fiscal year. The narrowing of gross profit margins during the second half of 1997 was primarily due to higher domestic prices incurred by the Company for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material became available in its market territories.

Gross profit margins were also negatively impacted during 1997 due to costs stemming from the start-up of the Company's new plants, primarily the relocated Blytheville stamping operation and the new facilities in Gallatin County, Kentucky and Berkeley County, South Carolina. In addition, shipments declined during the Company's third quarter of 1997 as Coil-Tec, Inc. liquidated a substantial amount of hot-rolled steel inventory in the Company's market territories prior to the sale of certain of its operating assets to the Company on January 30, 1997. This third quarter volume decline served to reduce the absorption of fixed manufacturing costs during the third quarter of 1997, contributing to lower gross profit margins realized by the Company.

Despite these gross margin pressures, gross profit expressed as a percentage of net sales increased to 9.8% for 1997, versus 6.9% for 1996. However, the improvement in the Company's gross profit percentage was attributable to a very low gross profit percentage in 1996 caused primarily by declining steel prices and start-up expenses related to the Company's cold rolling mill. For a further discussion of the prior year impact of declining steel prices and the related lower of cost or market inventory adjustment, see Note 2 to the Company's Consolidated Financial Statements, as well as the discussion included in the comparison of the results of operations between fiscal 1996 and fiscal 1995 which follows.

Selling, general and administrative ("SG&A") expenses of $15.4 million for 1997 reflects an increase of $2.2 million over the prior year. However, SG&A expenses declined as a percentage of net sales from 5.0% during 1996 to 4.7% of net sales during 1997. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, and the new facilities in Kentucky and South Carolina.

Income from operations was $16.7 million in 1997, an increase of $11.6 million over 1996's income from operations of $5.1 million. This increase reflects the factors discussed in the preceding paragraphs.

Net interest expense of $6.2 million was incurred during 1997, an increase of $2.9 million over the prior year. This increase was the result of higher 1997 borrowings on the Company's revolving credit facility in order to support higher working capital levels, as well as lower capitalized interest during 1997 versus 1996, as many of the Company's capital projects have been placed into service. As a result, the Company capitalized $1.2 million of interest costs to construction in progress in 1997, versus $2.1 million for 1996.

The effective income tax rate experienced by the Company was 38.1% during 1997, which compares to a rate of 38.8% during the prior year. The decrease in the effective rate reflects the impact of non-deductible expenses, such as goodwill amortization, which have a lesser percentage impact upon the Company's effective income tax rate at higher levels of taxable income.

Net income available for common shareholders for 1997 was $6.4 million, or $.72 per share, which amounts increased over net income available for common shareholders for 1996 of $1.1 million, or $.12 per share. These increases reflect the factors discussed in the preceding paragraphs.


     FISCAL YEAR 1996 ("1996") COMPARED TO FISCAL YEAR 1995 ("1995"):

Net sales for the year ended April 30, 1996 were $264.1 million, an increase of 34.0% in comparison to the $197.2 million of net sales for 1995.
The improvement in net sales was attributable to increased levels of tons sold. For the year ended April 30, 1996, the Company sold 771,937 tons of steel, an increase of 36.2% over the prior year. Included in the 1996 tons sold figures were 91,373 tons of cold rolled steel products produced at the Company's new cold rolling operation in Blytheville, Arkansas. Net sales of cold rolled products totaled approximately $40.5 million for the year ended April 30, 1996.

Approximately 23.9% and 26.2% of the tons sold in the years ended April 30, 1996 and 1995, respectively, represented customer-owned material processed and sold on a per ton, fee basis.

Average per ton selling values for the Company's traditional hot rolled and pickled and oiled products declined 3.7% in comparison to the previous fiscal year. These selling price declines were primarily reflective of the lower base price of hot rolled steel available from the primary domestic producers, as discussed further below.

Starting late in 1995, and continuing through the second quarter of 1996, the primary domestic steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These raw material price reductions accelerated during the second quarter of 1996, as the base price charged by the Company's suppliers of hot rolled steel declined from $350.00 per ton as of August 1, 1995, to as low as $280.00 per ton during September 1995. As a result of these price reductions, the Company recorded a lower of cost or market inventory adjustment in the second quarter of 1996, which reduced the carrying value of its on hand inventories by approximately $8.0 million (before related income tax benefits) as of October 31, 1995.

The decreases in the base price of hot rolled steel initiated or accelerated inventory stock reductions by steel processors, including the Company, as well as by many of the Company's customers. In response to this changed market situation, the Company at first delayed planned increases in its selling prices, but as the first quarter of 1996 progressed, began lowering its selling prices in advance of receiving lower cost raw materials.

The downward pressure on raw material hot rolled steel pricing during 1995 began at a time when the average cost of steel in the Company's inventory was increasing. The Company had previously sold most of the lower cost foreign material purchased during 1995, and was beginning to sell steel purchased from domestic suppliers, which was purchased at prices in effect before the series of sheet price reductions were implemented. Also, due to (1) unpredictable lead times for receipt of the imported material purchased by the Company during 1995, (2) delay in the start-up of the Company's new cold rolling mill and (3) steel purchased in advance of further announced price increases, the Company's on hand inventory position was at higher than normal levels when this series of price reductions was initiated by the primary domestic steel producers.

In addition to the negative effects on the Company's net sales and gross profit caused by the declining price of steel discussed above, lower absorption of manufacturing costs associated with the start-up and ramp-up of the Company's new cold rolling operation served to keep the Company's gross profit under pressure during 1996.

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

Income from operations declined to $5.1 million for 1996, from $16.0 million for 1995. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $3.3 million was incurred during 1996, versus a negligible amount of net interest income for 1995. The increase in interest expense arose from borrowings to fund the Company's capital expansion program. In addition, the Company capitalized $2.1 million and $1.8 million of interest costs to construction in progress during 1996 and 1995, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES:

The Company invested $28.1 million, $34.2 million, and $54.3 million of cash during 1997, 1996, and 1995, respectively, in new property, plant and equipment, as expenditures were made in conjunction with the Company's capital expansion projects -- most significantly the new Kentucky facility, the new stamping plant at the Blytheville facility, the new South Carolina facility and the acquisition of certain equipment from Coil-Tec, Inc. during 1997, and the new Blytheville cold rolling operation during 1996 and 1995. Cash remaining from the Company's November 1993 public stock offering provided the funds to allow the Company to continue its capital expansion program into 1995. The Company was able to sustain its capital expansion efforts during 1995, and into 1996 and 1997, by way of increased corporate borrowings of $66.9 million during 1995, and primarily from cash provided by operations during 1996. Increased borrowings on the Company's revolving credit facility, as well as the issuance of $4.5 million of Series A preferred stock on January 30, 1997, provided the funds for these expenditures during 1997.

During 1997 and 1995, net cash used by operations was $4.5 million and $22.6 million, respectively. Inventories registered significant increases in both of these years (a) in support of the substantial growth in sales volumes experienced by the Company, (b) in order to stage material for throughput on the Company's new processing lines, and (c) as of April 30, 1995 as a defensive measure by the Company in light of rising steel prices throughout much of 1995 and 1994. However, fiscal 1996 saw a large reduction in the Company's investment in raw materials as the Company sought to reduce its exposure to raw material price changes by maintaining a relatively lower balance of domestically supplied steel coil inventory. At the same time, the Company continued to increase its investment in accounts receivable consistent with the Company's sales growth. As a result, net cash provided by operations in 1996 was $29.9 million.

As of April 30, 1997, the Company had significantly increased its investment in its raw material steel coil inventory, in order to take advantage of favorable import pricing in relation to prices offered by the domestic producers of hot rolled steel coils. As a result of the relative shift in the supplier base of the Company's raw materials to a significant amount of imported material, which must be ordered with longer lead times for delivery when compared to the Company's traditional domestic supplier base, a resulting increase occurred in the Company's investment in inventory. In order to assist in the funding of this increased investment in inventory during 1997, the Company borrowed additional funds on its revolving credit facility and significantly increased its trade accounts payable balance as of its 1997 year end, electing to forego quick pay discounts on much of its inventory purchases occurring late in 1997.

With respect to cash flows from financing activities, the Company refinanced $50.0 million in long-term debt during 1996. On July 14, 1995, the Company issued $50.0 million of ten-year term notes (the "1995 Notes") to a group of domestic commercial lenders. The 1995 Notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of the 1995 Notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. As of April 30, 1997, the Company had unused borrowing capacity of $28.9 million under its revolving credit facility, which total facility was increased from $60.0 million to $80.0 million effective December 17, 1996. However, the amount of unused borrowing capacity was effectively limited to $20.0 million as of April 30, 1997, as discussed in the following paragraph.

The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of April 30, 1997, the ratio of funded debt to total capitalization was 45.5%. As such, the Company had unused borrowing capacity of approximately $20.0 million as of April 30, 1997, in accordance with this debt covenant.

During 1997, the Company entered into operating leases with domestic commercial lenders for (a) a new cut-to-length line and a new slitting line for its South Carolina facility, (b) the additional annealing furnaces acquired for the expansion of its cold rolling facility, (c) a two-high temper mill for processing hot rolled steel coils, and (d) the second coil pickling line for the Blytheville facility. The Company also entered into an operating lease with an affiliate of Coil-Tec, Inc. on January 30, 1997, in order to obtain use of Coil-Tec's former plant facility in Blytheville. Annual operating lease payments are expected to range between $3.5 million and $3.8 million over the next five years.

On January 30, 1997, the Company issued 225,000 shares of Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly. Shares of Series A Preferred carry a liquidation preference of $20.00 per share, and are convertible on a one-for-one basis into shares of the Company's Class A common stock (a) at any time at the option of the holder, and (b) at the option of the Company under certain circumstances, including if at any time the applicable holding period under Rule 144(k) of Regulation C promulgated under the Securities Act of 1933 has been satisfied and the closing price of the Company's Class A common stock, as reported by the New York Stock Exchange, is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of Series A Preferred to Coil-Tec, Inc. in connection with the Company's acquisition of $4.5 million of depreciable assets and certain other operating assets of Coil-Tec, Inc. on January 30, 1997.

The Company paid dividends on its Class A common stock and its Class B common stock of $1.2 million, $1.0 million, and $.8 million during the years ended April 30, 1997, 1996, and 1995, respectively.

No other significant capital projects are currently planned and committed to by the Company beyond completion of the second pickling line at the Blytheville facility during fiscal 1998. The Company expects to fund the approximate $9.0 million of anticipated 1998 capital expenditures with net cash to be provided by operations and through additional borrowings.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during 1998.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock if and when market circumstances dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility, the possibility of issuing additional long-term debt, or pursuing further operating lease financing for new business expansions.


QUARTERLY EFFECTS AND SEASONALITY:

Shipping volumes are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income in the third quarter and less significantly in the first quarter. Quarterly results can also be affected, either negatively or positively, by changing steel prices, as described previously herein.


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


NEW ACCOUNTING STANDARDS:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 third quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                  HUNTCO INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                              April 30,
                                                         1997          1996
                                                      ----------    ----------
ASSETS
Current assets:
 Cash                                                  $  1,124     $  2,737
 Accounts receivable, net                                46,452       36,804
 Inventories                                            105,569       53,964
 Other current assets                                     3,983        1,926
                                                        -------      -------
                                                        157,128       95,431

Property, plant and equipment, net                      141,436      120,338
Other assets                                              8,754        6,668
                                                        -------      -------
                                                       $307,318     $222,437
                                                        =======      =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 72,569     $ 29,003
 Accrued expenses                                         4,868        3,934
 Current maturities of long-term debt                       189          189
                                                        -------      -------
                                                         77,626       33,126
                                                        -------      -------

Long-term debt                                          100,877       73,066
Deferred income taxes                                     7,754        4,879
                                                        -------      -------
                                                        108,631       77,945
                                                        -------      -------

Commitments and contingencies (see Note 8)                 -            -

Shareholders' equity:
 Series A preferred stock (issued and outstanding,
  225 and none, stated at liquidation value)              4,500         -
 Common stock:
  Class A (issued and outstanding, 5,292)                    53           53
  Class B (issued and outstanding, 3,650)                    37           37
 Additional paid-in-capital                              86,530       86,567
 Retained earnings                                       29,941       24,709
                                                        -------      -------
                                                        121,061      111,366
                                                        -------      -------
                                                       $307,318     $222,437
                                                        =======      =======

         See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                      CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)

                                                     Year Ended April 30,
                                                  1997       1996      1995
                                                -------    -------    ------
Net sales                                      $326,563   $264,087   $197,195

Cost of sales                                   294,455    245,863    171,521
                                                -------    -------    -------
Gross profit                                     32,108     18,224     25,674

Selling, general and
 administrative expenses                         15,383     13,147      9,638
                                                -------    -------    -------
Income from operations                           16,725      5,077     16,036

Interest, net                                    (6,239)    (3,268)         5
                                                -------    -------    -------
Income before income taxes                       10,486      1,809     16,041

Provision for income taxes                        3,997        701      6,037
                                                -------    -------    -------
Net income                                     $  6,489   $  1,108   $ 10,004

Preferred dividends                                  50        -          -
                                                -------    -------    -------
Net income available for common shareholders   $  6,439   $  1,108   $ 10,004
                                                =======    =======    =======


Earnings per common share                       $  .72     $  .12     $ 1.11
                                                 =====      =====      =====

Weighted average
 common shares outstanding                       8,942      8,948      9,048
                                                 =====      =====      =====


          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               (in thousands)

                                                      Year Ended April 30,
                                                    1997      1996      1995
                                                   ------    ------    ------
Series A preferred stock
  Balance at beginning of year                    $    -    $    -    $    -
  January 30, 1997 share issuance                   4,500        -         -
                                                   ------    ------    ------
  Balance at April 30                             $ 4,500   $    -    $    -
                                                   ======    ======    ======

Class A common stock
  Balance at beginning of year                    $    53   $    53   $    53
                                                   ------    ------    ------
  Balance at April 30                             $    53   $    53   $    53
                                                   ======    ======    ======

Class B common stock
  Balance at beginning of year                    $    37   $    37   $    37
                                                   ------    ------    ------
  Balance at April 30                             $    37   $    37   $    37
                                                   ======    ======    ======

Additional paid-in-capital
  Balance at beginning of year                    $86,567   $86,533   $86,533
  Other changes                                       (37)       34        -
                                                   ------    ------    ------
  Balance at April 30                             $86,530   $86,567   $86,533
                                                   ======    ======    ======

Retained earnings
  Balance at beginning of year                    $24,709   $24,629   $15,474
  Net income                                        6,489     1,108    10,004
  Dividends on:
   Common stock                                    (1,207)   (1,028)     (849)
   Series A preferred stock                           (50)      -         -
                                                   ------    ------    ------
  Balance at April 30                             $29,941   $24,709   $24,629
                                                   ======    ======    ======


          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                                      Year Ended April 30,
                                                    1997      1996      1995
                                                  -------   -------   -------
Cash flows from operating activities:
 Net income                                       $ 6,489  $  1,108  $ 10,004
                                                  -------   -------   -------
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                   8,225     6,561     3,589
    Other                                            (675)       (5)       (5)
    Decrease (increase) in:
      accounts receivable                          (9,648)   (7,662)   (9,977)
      inventories                                 (51,605)   23,762   (45,085)
      other current assets                         (2,057)     (961)       94
      other assets                                 (2,632)     (910)     (653)
    Increase in:
      accounts payable                             43,566     3,485    18,057
      accrued expenses                                934     2,470       300
      non-current deferred taxes                    2,875     2,091     1,118
                                                  -------   -------   -------
        Total adjustments                         (11,017)   28,831   (32,562)
                                                  -------   -------   -------
 Net cash provided (used) by operations            (4,528)   29,939   (22,558)
                                                  -------   -------   -------
Cash flows from investing activities:
 Acquisition of property,
  plant and equipment, net                        (28,102)  (34,153)  (54,252)
                                                  -------   -------   -------
 Net cash used by investing activities            (28,102)  (34,153)  (54,252)
                                                  -------   -------   -------
Cash flows from financing activities:
 Issuance of Series A preferred stock               4,500       -         -
 Net proceeds from newly-issued debt               28,000    50,000    67,250
 Net payments on long-term debt                      (189)  (45,621)     (362)
 Common stock dividends                            (1,207)   (1,028)     (849)
 Other                                                (87)       34       -
                                                  -------   -------   -------
 Net cash provided by financing activities         31,017     3,385    66,039
                                                  -------   -------   -------
Net (decrease) in cash                             (1,613)     (829)  (10,771)

Cash, beginning of year                             2,737     3,566    14,337
                                                  -------   -------   -------
Cash, end of year                                $  1,124  $  2,737  $  3,566
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

     Organization and operations:

Huntco Inc. ("Huntco" or "the Company") conducts its operations through its wholly-owned subsidiaries Huntco Steel, Inc. ("Huntco Steel") and Midwest Products, Inc. ("Midwest"). Huntco Steel operates seven steel processing centers specializing in the processing and distribution of flat rolled carbon steel, and sells its processed steel products to a diverse group of industrial customers, steel service centers and distributors. Midwest is principally engaged in the manufacture of compressed air cylinders used in the transportation industry and sold through mass merchandisers.

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

     Concentration of credit risk:

Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, manufacturers of consumer durables, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of April 30, 1997 and 1996, the Company's allowance for doubtful accounts balance was $544 and $430, respectively. Expenses related to doubtful accounts were $117, $183, and $186 for the years ended April 30, 1997, 1996 and 1995, respectively.

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

Leases meeting the criteria of a capital lease are recorded at the present value of the noncancellable lease payments over the term of the lease. Properties held under capital leases are amortized over the estimated useful lives of the assets, ranging from five to twenty years. The interest portion of the respective capital lease payment is charged to operations.

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

     Income taxes:

Deferred income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

     Earnings per common share:

Earnings per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares and share equivalents outstanding during the period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 third quarter, and anticipates that, when adopted, FAS 128 will not have a material effect on its reported earnings per common share.


2.   INVENTORIES

Inventories consisted of the following as of April 30,

                                                  1997         1996
                                                --------     -------
     Raw materials                              $ 84,046     $39,426
     Finished goods                               21,523      14,538
                                                --------     -------
                                                $105,569     $53,964
                                                ========     =======

The Company's investment in finished goods includes cold rolled steel coils produced at the Company's Blytheville, Arkansas facility. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.

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


3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of April 30,

                                                  1997         1996
                                                -------      --------
     Land and improvements                     $  3,730      $  1,981
     Buildings                                   55,525        36,587
     Machinery and equipment                     94,603        76,749
                                                -------       -------
                                                153,858       115,317
     Less accumulated depreciation               23,499        17,960
                                                -------       -------
                                                130,359        97,357
                                                -------       -------
     Construction in progress                    11,077        22,981
                                                -------       -------
                                               $141,436      $120,338
                                                =======       =======

4.   LONG-TERM DEBT

On July 14, 1995, the Company issued $50,000 of ten-year term notes (the "Notes") to a group of domestic commercial lenders. The Notes bear interest at the fixed rate per annum of 8.13%, with interest payable semiannually each January 15 and July 15, and mature in equal annual installments of $7,143 on each July 15, 1999 - 2005. The proceeds from the issuance of the Notes were utilized to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks.

The balance of long-term debt primarily consists of amounts outstanding under a revolving credit agreement entered into with a group of domestic commercial banks, which agreement provides for borrowings and issuances of letters of credit in amounts totaling up to $80,000 (increased from $60,000 effective December 17, 1996) until termination of the agreement on October 31, 1999. As of April 30, 1997, the Company had unused borrowing capacity of $28,934 under this agreement, which was further limited as of April 30, 1997, as discussed in the following paragraph. The agreement provides for borrowings at varying interest rates set either below the prime rate for LIBOR-based loans or at or slightly above the prime rate for daily revolving credit advances, payable monthly or at the maturity of any LIBOR-based loans. The agreement does not require compensating balances to be maintained.

The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the Notes, agreeing with the purchasers of the Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of April 30, 1997, the ratio of funded debt to total capitalization was 45.5%. As such, the Company had unused borrowing capacity of $19,995 as of April 30, 1997, in accordance with this debt covenant.

The Notes and the revolving credit agreement both require the maintenance of various financial covenants and ratios, all of which the Company was in compliance with as of April 30, 1997. Principal payments due on the Company's long-term debt for each of the five fiscal years following April 30, 1997 are as follows:

                  1998                     $    189
                  1999                          224
                  2000                       57,349
                  2001                        7,320
                  2002                        7,391
                  Thereafter                 28,593
                                           --------
                                           $101,066
                                           ========


Total cash paid for interest in the years ended April 30, 1997, 1996, and 1995 was $7,552, $4,450, and $1,764, respectively. Of the Company's total interest costs, it capitalized $1,244, $2,091 and $1,786 to construction in progress during the years ended April 30, 1997, 1996, and 1995, respectively.

5.   Capital stock

The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

On January 30, 1997, the Company issued 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly beginning March 1, 1997. Shares of Series A Preferred carry a liquidation preference of $20.00 per share, and are convertible on a one-for-one basis into shares of the Company's Class A common stock (a) at any time at the option of the holder, and (b) at the option of the Company under certain circumstances, including if at any time the applicable holding period under Rule 144(k) of Regulation C promulgated under the Securities Act of 1933 has been satisfied and the closing price of the Company's Class A common stock, as reported by the New York Stock Exchange, is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of Series A Preferred to Coil-Tec, Inc. in connection with the Company's acquisition of $4,500 of depreciable assets and certain other operating assets of Coil-Tec, Inc. on January 30, 1997.

The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 shares were issued as of April 30, 1997 and 1996. The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of April 30, 1997 and 1996. Shares of Class B common stock are not transferrable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr. B. D. Hunter.

6.   Incentive stock plan

The Company maintains an incentive stock plan, which provides for the grant of non-qualified stock options, incentive stock options, restricted shares and stock appreciation rights to officers and key employees, as well as directors, of the Company selected by a committee of the Board of Directors. A maximum of 900,000 shares of Class A common stock may be issued under the plan. Options issued under the plan may be exercised, subject to a ten-year maximum, over periods determined by the committee.

A summary of the status of the Company's stock option plan as of April 30, 1997 and 1996 and changes during the years ending on those dates, is presented below:

                                         Options         Weighted Average
                                       Outstanding        Exercise Price
                                       -----------       ----------------
Balance at April 30, 1995                687,000              $18.73
 Options granted                          73,000              $19.50
 Options exercised                        (2,000)             $17.00
 Options canceled or forfeited           (12,500)             $20.18
                                         -------              ------
Balance at April 30, 1996                745,500              $18.78
 Options granted                          98,500              $12.50
 Options exercised                          -                    -
 Options canceled or forfeited            (8,000)             $23.13
                                         -------              ------
Balance at April 30, 1997                836,000              $18.00
                                         =======              ======

The following table summarizes stock options outstanding and exercisable as of April 30, 1997:

                           Outstanding                   Exercisable
                  ----------------------------       ---------------------
                           Remaining  Average                    Average
  Exercise        No. of    Average   Exercise       No. of      Exercise
 Price Range      Options    Life      Price         Options      Price
-------------     -------   -------   -------        -------     --------
$21.50-$25.00     237,000   2.8 yrs    $21.53        118,300      $21.52
$17.00-$19.50     500,500   4.7 yrs    $17.40        395,700      $17.14
   $12.50          98,500   4.9 yrs    $12.50           -            -
                  -------   -------    ------        -------      ------
                  836,000   4.2 yrs    $18.00        514,000      $18.15
                  =======   =======    ======        =======      ======

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ending April 30, 1997, and elected the continued use of APB Opinion No. 25. Pro forma disclosure has not been provided, as the effect on fiscal year 1997 and 1996 net earnings was immaterial.

7.   Income taxes

The components of the provision for income taxes for the years ended April 30, 1997, 1996, and 1995, respectively, are as follows:

                                        1997        1996        1995
                                        ----        ----        ----
     Current:
       Federal                         $1,284      $  -        $4,736
       State                               43         (24)        326
                                       ------      ------      ------
                                        1,327         (24)      5,062
                                       ------      ------      ------
     Deferred (primarily Federal):
       Current                           (205)     (1,366)       (143)
       Non-current                      2,875       2,091       1,118
                                       ------      ------      ------
                                        2,670         725         975
                                       ------      ------      ------
     Provision for income taxes        $3,997      $  701      $6,037
                                       ======      ======      ======

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred income tax liabilities (assets) are comprised of the following at April 30:

                                                   1997       1996
                                                  ------     ------
     Total deferred tax liabilities,
      primarily related to property basis
      differentials and related effects,
      including accelerated tax depreciation      $8,929     $5,133

     Total deferred tax assets, related to
      non-deductible liabilities and reserves     (2,640)    (1,514)
                                                  ------     ------
     Deferred tax liabilities, net of $1,465
      and $1,260, respectively, reflected
      in other current assets                     $6,289     $3,619
                                                  ======     ======

A reconciliation of the provision for income taxes to the maximum statutory rate of 35% is as follows for the years ended April 30,

                                          1997        1996        1995
                                          ----        ----        ----
     Tax at statutory rate               $3,670       $ 633      $5,614
     State income taxes, net
      of federal tax benefit                195         (94)        277
     Amortization of goodwill               101         101         101
     Other                                   31          61          45
                                         ------      ------      ------
                                         $3,997       $ 701      $6,037
                                         ======      ======      ======

During the years ended April 30, 1997, 1996, and 1995, the Company made cash payments for income taxes of $3,000, $50, and $5,587, respectively. During the year ended April 30, 1997, the Company claimed Federal tax refunds of $1,871.

8.   Commitments and contingencies

The Company is a party to various claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determination in any or all of such proceedings will have a material adverse effect upon the financial condition or the results of operations of the Company.

The Company leases a variety of assets for use in its operations. With respect to operating leases of steel processing equipment and certain real property, the Company has negotiated purchase options which are effective prior to or at the end of the lease term of such operating lease agreements. With respect to the Company's operating lease commitments, net aggregate future lease payments of $31,491 as of April 30, 1997, are payable as follows:

                    1998                     $ 3,536
                    1999                       3,795
                    2000                       3,721
                    2001                       3,721
                    2002                       3,696
                    Thereafter                13,022
                                             -------
                                             $31,491
                                             =======

9.   Quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended April 30, 1997 and 1996 appears below:

                     First      Second      Third      Fourth      Year
                     ------     ------      ------     ------     ------
Net sales:
  1997              $78,430    $83,983     $73,391    $90,759    $326,563
  1996               55,106     62,072      68,486     78,423     264,087

Gross profit (loss):
  1997                8,993      9,206       5,776      8,133      32,108
  1996                4,774     (3,480)(1)   8,028      8,902      18,224

Net income (loss):
  1997                2,570      2,417         140      1,362       6,489
  1996                  906     (4,653)(1)   2,153      2,702       1,108

Earnings (loss)
 per common share:
  1997                 .29         .27        .01        .15         .72
  1996                 .10        (.52)(1)    .24        .30         .12

(1) See Note 2 for a discussion of the lower of cost or market inventory adjustment recorded in the second quarter of fiscal 1996.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

St. Louis, Missouri
May 22, 1997



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information regarding (i) directors of the Company and (ii) the only executive officers of the Company (who are also directors of the Company), is incorporated herein by reference to the information included under the title "Proposal 1: Election of Directors --Nominees for Directors", "--Information as of July 1, 1997 Regarding the Nominees for Directors to be Elected in 1997 for Terms Ending in 2000"; and "--Information as of July 1, 1997 Regarding the Directors Who are Not Nominees for Election and Whose Terms Continue Beyond 1997," contained within the Company's 1997 Proxy Statement. The individuals identified in the 1997 Proxy Statement as executive officers of the Company have been appointed to serve as such until their respective successors are duly elected and have qualified, or until their earlier death, resignation or removal.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information regarding executive compensation is incorporated herein by reference to the information included under the titles "Proposal 1: Election of Directors --Directors' Fees" contained within the Company's 1997 Proxy Statement; "Executive Compensation --Summary Compensation Table", "--Options/ SAR Grants in Last Fiscal Year", "--Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "--Certain Contracts", and "-- Compensation Committee Interlocks and Insider Participation" contained within the Company's 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included under the title "Voting, Voting Securities and Principal Holders Thereof -- Holdings of Management and Principal Shareholders" contained within the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included under the title "Certain Transactions" contained within the Company's 1997 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

         The Company's financial statements together with the report thereon of Price Waterhouse LLP dated May 22, 1997, are set forth herein under Item 8.

      (2)   Financial Statement Schedules -- Omitted, not applicable.

      (3)   Exhibits

         These Exhibits are numbered in accordance with the Exhibit Table at
Item 601 of Regulation S-K. The following Exhibits listed in the Exhibit Index are filed with this Report:

     4(ii)(b)(3): First Amendment, dated April 30, 1997, to Revolving Credit Agreement dated December 17, 1996, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, NBD Bank, Bank of America Illinois, and SunTrust Bank, Atlanta.

     10(iii)(A)(6): Description of performance bonus arrangement for the executive officers for the year ending April 30, 1998.

     21:  Subsidiaries of the Company.

     23(ii):  Consent of Price Waterhouse LLP.

     24: Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, Terry J. Heinz, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

     27:  Financial Data Schedule.


For a listing of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report, see the Exhibits listed under Exhibit Nos. 10(iii)(A)(1) through 10(iii)(A)(9).


(b)   Reports on Form 8-K

The Company filed a Form 8-K on May 22, 1997, which filing discussed the Company's earnings for the year ended April 30, 1997, and certain forward-looking data for the fiscal year ending April 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date:  July 21, 1997                          By:/s/ Robert J. Marischen
                                                 -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer


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



    /s/ B. D. Hunter                Director, Chairman of the    July 21, 1997
----------------------------------   Board and Chief Executive
      B. D. Hunter                   Officer
                                     (Principal Executive Officer)


    /s/ Robert J. Marischen         Director, Vice Chairman of   July 21, 1997
----------------------------------   Board and Chief Financial
      Robert J. Marischen            Officer (Principal Financial
                                     and Accounting Officer)

    /s/ Terry J. Heinz              Director, President and      July 21, 1997
----------------------------------   Chief Operating Officer
      Terry J. Heinz


    /s/ Donald E. Brandt            Director                     July 21, 1997
----------------------------------
      Donald E. Brandt


    /s/ James J. Gavin, Jr.         Director                     July 21, 1997
----------------------------------
      James J. Gavin, Jr.


    /s/ Michael M. McCarthy         Director                     July 21, 1997
----------------------------------
      Michael M. McCarthy

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

4(i)(a): Reference is made to Article III of the Restated Articles of Incorporation of Huntco Inc., incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form 10-K filed July 28, 1995.

4(i)(b): Certificate of Designation defining the terms and provisions of the Company's Series A Preferred Stock, incorporated by reference to Exhibit 4(v)(a) of the Company's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997.

4(i)(c): Registration Rights Agreement dated January 30, 1997, issued in conjunction with the issuance of the Company's Series A Preferred Stock, incorporated by reference to Exhibit 4(v)(b) of the Company's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997.

4(ii)(a)(1): Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to
Exhibit 4(v) of the Company's Form 10-Q for the quarter ended October 31, 1994, filed on December 12, 1994.

4(ii)(a)(2): First Amendment, dated February 28, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Seventy Million Dollars ($70.0 million), incorporated by reference Exhibit 4(v) of the Company's Form 10-Q for the quarter ended January 31, 1995, filed on March 2, 1995.

4(ii)(a)(3): Second Amendment, dated April 27, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, incorporated by reference to Exhibit 4(ii)(3) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

4(ii)(a)(4): Third Amendment, dated November 8, 1995, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to Exhibit 4(v)(d) of the Company's Form 10-Q for the quarter ended October 31, 1995, filed on November 23, 1995.

4(ii)(a)(5): Fourth Amendment, dated January 31, 1996, to Revolving Credit Agreement dated October 28, 1994, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. and Mercantile Bank of St. Louis National Association, Harris Trust and Savings Bank, NBD Bank, N.A., Mark Twain Bank, and Mercantile Bank of St. Louis National Association as Agent, providing for revolving credit loans and letters of credit to Huntco Inc. and its subsidiaries in an aggregate amount of up to Sixty Million Dollars ($60.0 million), incorporated by reference to Exhibit 4(v)(d) of the Company's Form 10-Q for the quarter ended January 31, 1996, filed on February 28, 1996.

4(ii)(b)(1): Revolving Credit Agreement dated December 17, 1996, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, NBD Bank, Bank of America Illinois, and SunTrust Bank, Atlanta, incorporated by reference to Exhibit 4(iii)(a) of the Company's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997.

4(ii)(b)(2): Form of Revolving Credit Note issued in connection with the execution of the Revolving Credit Agreement of December 17, 1996 (the "Agreement"), and a schedule of the amount of each Revolving Credit Note issued on December 17, 1996 in conjunction with this Agreement, incorporated by reference to Exhibit 4(iii)(b) of the Company's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997.

4(ii)(b)(3): First Amendment, dated April 30, 1997, to Revolving Credit Agreement dated December 17, 1996, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, NBD Bank, Bank of America Illinois, and SunTrust Bank, Atlanta.

4(ii)(c)(1): Note Purchase Agreement dated July 14, 1995, providing for the issuance of $50.0 million of 8.13% ten-year term notes, maturing in equal annual installments from July 15, 1999-2005, by and among Huntco Inc. and each of the purchasers listed on Schedule A thereto, incorporated herein by reference to Exhibit 4(v)(a) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(c)(2): Individual Notes due July 2005, sold pursuant to the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibits 4(b)-(j) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(c)(3): Subsidiary Guaranty dated July 14, 1995 from Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. entered into in connection with the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibit 4(k) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(d)(1): Lease Agreement dated as of June 1, 1992 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

4(ii)(d)(2): First Amendment to Lease Agreement dated as of August 17, 1993 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1)(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (33-71426) and filed on November 23, 1993.

9:  Omitted - not applicable.

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

10(iii)(A)(5): Description of Performance Bonus Arrangement for executive officers for the fiscal year ending April 30, 1997, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's 1996 Annual Report on Form 10-K, filed on July 26, 1996.

10(iii)(A)(6): Description of Performance Bonus Arrangement for executive officers for the fiscal year ending April 30, 1998.

10(iii)(A)(7): Huntco Inc. 1993 Incentive Stock Plan, as Amended and Restated in 1996, incorporated herein by reference to Exhibit 10(iii)(A)(2) of the Company's Form 10-Q for the quarter ended July 31, 1996, filed on August 13, 1996.

10(iii)(A)(8): Form of Option Agreement for Awards of Options under 1993 Incentive Stock Plan, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

10(iii)(A)(9): Description of tax reimbursement arrangement between the Company and its executive employees upon exercise of non-qualified stock options, incorporated herein by reference to Exhibit 10(iii)(A)(6) of the Company's 1994 Annual Report on Form 10-K, filed on July 29, 1994.

11:  Omitted - not applicable.

12:  Omitted - not applicable.

13:  Omitted - not applicable.

16:  Omitted - not applicable.

18:  Omitted - not applicable.

21:  Subsidiaries of the Company.

22:  Omitted - not applicable.

23(ii):  Consent of Price Waterhouse.

24:  Powers of attorney contained on the signature page found herein.

27:  Financial Data Schedule.

99:  Omitted - not applicable.