Form 10-Q
period 1997-07-31
HUNTCO INC
filed 1997-09-11
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997, or

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of September 1, 1997, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            July 31, 1997 (Unaudited) and April 30, 1997 (Audited)

            Condensed Consolidated Statements of Income
            Three Months Ended July 31, 1997 and 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended July 31, 1997 and 1996 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       July 31,      April 30,
                                                         1997          1997
                                                      ----------    ----------
                                                      (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $  1,339     $  1,124
 Accounts receivable, net                                42,718       46,452
 Inventories                                             99,189      105,569
 Other current assets                                     2,350        3,983
                                                       --------     --------
                                                        145,596      157,128

Property, plant and equipment, net                      142,383      141,436
Other assets                                              9,185        8,754
                                                       --------     --------
                                                       $297,164     $307,318
                                                       ========     ========


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 50,676     $ 72,569
 Accrued expenses                                         4,047        4,868
 Current maturities of long-term debt                       200          189
                                                       --------     --------
                                                         54,923       77,626
                                                       --------     --------

Long-term debt                                          111,818      100,877
Deferred income taxes                                     7,904        7,754
                                                       --------     --------
                                                        119,722      108,631
                                                       --------     --------
Shareholders' equity:
 Series A Preferred stock (issued and
   outstanding, 225; stated at liquidation value)         4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                   53           53
   Class B (issued and outstanding, 3,650)                   37           37
 Additional paid-in-capital                              86,530       86,530
 Retained earnings                                       31,399       29,941
                                                       --------     --------
                                                        122,519      121,061
                                                       --------     --------
                                                       $297,164     $307,318
                                                       ========     ========

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited, in thousands, except per share amounts)

                                                     Three Months
                                                    Ended July 31,
                                                   1997         1996
                                                 -------      -------
Net sales                                        $90,514      $78,430

Cost of sales                                     81,444       69,437
                                                 -------      -------
Gross profit                                       9,070        8,993

Selling, general and administrative expenses       4,311        3,631
                                                 -------      -------
Income from operations                             4,759        5,362

Interest, net                                     (1,855)      (1,201)
                                                 -------      -------
Income before income taxes                         2,904        4,161

Provision for income taxes                         1,083        1,591
                                                 -------      -------
Net income                                         1,821        2,570

Preferred dividends                                   50          -
                                                 -------      -------
Net income available for common shareholders     $ 1,771      $ 2,570
                                                 =======      =======


Earnings per common share                         $ .20        $ .29
                                                  =====        =====

Weighted average common shares outstanding        8,942        8,953
                                                  =====        =====


    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended July 31,
                                                     1997        1996
                                                   -------     -------

Cash flows from operating activities:
 Net income                                        $ 1,821     $ 2,570
                                                   -------     -------
 Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation and amortization                    2,280       1,944
    Other                                              -           (28)
    Decrease (increase) in:
      accounts receivable                            3,734        (816)
      inventories                                    6,380     (20,280)
      other current assets                           1,633        (861)
      other assets                                    (604)         65
    Increase (decrease) in:
      accounts payable                             (21,893)      6,865
      accrued expenses                                (821)       (830)
      non-current deferred taxes                       150         413
                                                   -------     -------
        Total adjustments                           (9,141)    (13,528)
                                                   -------     -------
 Net cash used by operations                        (7,320)    (10,958)
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net  (3,054)    (10,336)
                                                   -------     -------
 Net cash used by investing activities              (3,054)    (10,336)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt                11,000      21,000
 Payments on long-term debt                            (48)        (47)
 Common stock dividends                               (313)       (268)
 Preferred stock dividends                             (50)        -
                                                   -------     -------
 Net cash provided by financing activities          10,589      20,685
                                                   -------     -------
Net increase (decrease) in cash                        215        (609)

Cash, beginning of period                            1,124       2,737
                                                   -------     -------
Cash, end of period                                $ 1,339     $ 2,128
                                                   =======     =======

          See Accompanying Notes to Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of July 31, 1997 and the condensed consolidated statements of income and of cash flows for the three months ended July 31, 1997 and 1996 have been prepared by Huntco Inc. (the "Company")
without audit.   In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at July 31, 1997, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted where inapplicable.   A summary of
the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended April 30, 1997 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on July 25, 1997. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 1997 included in the aforementioned Form 10-K. The results of operations for the period ended July 31, 1997 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     July 31,            April 30,
                                       1997                1997
                                     -------             --------
     Raw materials                   $71,064             $ 84,046
     Finished goods                   28,125               21,523
                                     -------             --------
                                     $99,189             $105,569
                                     =======             ========

     The Company classifies its inventory of cold rolled steel coils as finished goods. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     COMMON STOCK DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on August 29, 1997, payable on September 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for fiscal 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 1998 Forecast" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended April 30, 1997, as filed with the Securities and Exchange Commission on July 25, 1997.


RESULTS OF OPERATIONS

Net sales were $90.5 million for the quarter ended July 31, 1997, an increase of 15.4% in comparison to the prior year's first quarter net sales of $78.4 million. The Company attributes the increase in net sales to higher levels of tons processed, primarily at its new facilities in Kentucky, which opened in July, 1996, and South Carolina, which opened in January, 1997, and at its cold rolling operation at its Blytheville facility. The Company processed and shipped a record 266,595 tons of steel in the quarter ended July 31, 1997, an increase of 15.3% in comparison to the quarter ended July 31, 1996. Approximately 24.0% of the tons processed in the first quarter of fiscal 1998 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 23.3% in the prior year first quarter. The Company sold 56,650 tons of cold rolled products during the quarter ended July 31, 1997, which compares to 40,241 tons in the prior year first quarter. Average per ton selling values were generally the same in the quarter ended July 31, 1997, when compared to average per ton selling values for the quarter ended July 31, 1996.

Gross profit expressed as a percentage of net sales was 10.0% for the quarter ended July 31, 1997, which compares to 11.5% for the quarter ended July 31, 1996. The Company's gross profit percentage declined from that of the prior year's first quarter given (a) very competitive market conditions, especially for cold rolled products, (b) underutilization of the Company's relocated stamping facility as it continues to ramp up its volume subsequent to its move during the summer of 1996, and (c) the start-up of the Company's new facility in South Carolina.

Selling, general and administrative ("SG&A") expenses of $4.3 million reflect an increase of $.7 million from the prior year's first quarter. SG&A expenses increased slightly as a percentage of net sales from 4.6% during the first quarter of fiscal 1997 to 4.8% of net sales during the first quarter of fiscal 1998. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, including overhead expenses related to the Company's new Kentucky and South Carolina facilities.

Income from operations was $4.8 million in the quarter ended July 31, 1997, a decrease of $.6 million in comparison to income from operations of $5.4 million as reported for the corresponding period of the prior year. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $1.9 million and $1.2 million was incurred during the quarters ended July 31, 1997 and 1996, respectively. This increase reflects borrowings to support higher working capital levels, slightly higher interest rates charged on the Company's revolving credit borrowings in fiscal 1998 versus fiscal 1997, as well as lower capitalized interest for fiscal 1998 versus fiscal 1997. The Company capitalized $.3 million of interest costs to construction in progress in the quarter ended July 31, 1997, versus $.4 million in the comparable period of the prior year.

The effective income tax rate experienced by the Company was 37.3% in the first quarter of fiscal 1998, which declined slightly from the 38.2% effective income tax rate recognized during the prior year's first quarter.

Net income available for common shareholders for the first quarter of fiscal 1998 was $1.8 million, or $.20 per share, which compares to net income available for common shareholders of $2.6 million, or $.29 per share in the prior year's first quarter. This decrease reflects the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $3.1 million and $10.3 million of cash during the quarters ended July 31, 1997 and 1996, respectively, to acquire property, plant and equipment, as expenditures continue to be made in conjunction with the Company's capital expansion projects -- most significantly the Company's second coil pickling line being constructed in Blytheville, Arkansas during the first quarter of fiscal 1998, and the new facility in Kentucky and the new stamping plant in Blytheville during the first quarter of fiscal 1997. Increased borrowings on the Company's revolving credit facility provided the funds for these expenditures during both periods.

The Company borrowed additional funds on its revolving credit facility, which increased by a total of $11.0 million and $21.0 million during the three months ended July 31, 1997 and 1996, respectively. Beyond the funds used to acquire property as described above, the additional borrowings were used to fund increased levels of working capital required by the Company.

Net cash used by operations was $7.3 million for the first quarter of fiscal 1998. During this period the Company reduced its outstanding accounts payable balance using cash generated from net income and non-cash depreciation and amortization charges, reductions in inventory and accounts receivable balances, and through additional corporate borrowings on the Company's revolving credit facility. Net cash used by operations was $11.0 million for the first quarter of fiscal 1997. During the prior year's first quarter, the Company's inventory balance increased $20.3 million, funded by net income and non-cash depreciation and amortization charges, an increase in accounts payable, and additional corporate borrowings.

As of April 30, 1997, and continuing through the Company's first quarter ended July 31, 1997, the Company maintained a significant investment in its raw material steel coil inventory in order to take advantage of favorable import pricing in relation to prices offered by the domestic producers of hot rolled steel coils. As a result of the relative shift in the supplier base of the Company's raw materials to a significant amount of imported material, which must be ordered with longer lead times for delivery when compared to the Company's traditional domestic supplier base, a resulting increase occurred in the Company's investment in inventory. As a result of this increased investment in inventory, the Company significantly increased its trade accounts payable balance as of its 1997 year end, electing to forego quick pay discounts on much of its inventory purchases occurring late in 1997. As discussed above, the Company utilized funds earned from operations, reduced investments in accounts receivable and inventory, and additional corporate borrowings in order to reduce its trade accounts payable balance in the quarter ended July 31, 1997. The Company expects to further reduce its investment in steel inventories during the second quarter of fiscal 1998.

The Company maintains a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity), which policy has been incorporated into the Company's primary long-term debt agreements. As of July 31, 1997, the ratio of the Company's funded debt to total capitalization was 47.8%.

As of July 31, 1997, the Company had unused borrowing capacity of $17.9 million under its $80.0 million revolving credit facility. This amount was further limited to $10.5 million of unused borrowing capacity as of July 31, 1997, given the constraint of complying with the Company's funded debt to total capitalization covenant discussed above.

The Company paid dividends on its Class A and Class B common stock, as well as on its Series A preferred stock of $.4 million and $.3 million during the quarters ended July 31, 1997 and 1996.

Construction of the second coil pickling line at the Company's Blytheville facility remains on schedule with completion expected around the end of the second quarter of fiscal 1998, and with start-up expected to occur in the third quarter. No other significant capital projects are currently committed to by the Company beyond completion of the second pickling line at the Blytheville facility. The Company expects to fund the approximate $6.0 million of anticipated additional fiscal 1998 capital expenditures with net cash to be provided by operations and/or through additional borrowings.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during fiscal 1998.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility, the possibility of issuing additional long-term debt, or pursuing further operating lease financing for new business expansions.

PART II.    OTHER INFORMATION
-----------------------------
Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on May 22, 1997, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months and year ended April 30, 1997, as well as providing certain forward-looking data for the fiscal year ending April 30, 1998.

The Company filed a Form 8-K on August 18, 1997, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months ended July 31, 1997, as well as providing certain forward-looking data for the fiscal year ending April 30, 1998.

                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: September 10, 1997                       By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

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