Form 10-Q
period 1997-10-31
HUNTCO INC
filed 1997-12-15
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997, or

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of December 1, 1997, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            October 31, 1997 (Unaudited) and April 30, 1997 (Audited)

            Condensed Consolidated Statements of Income
            Six and Three Months Ended October 31, 1997 and 1996 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Six and Three Months Ended October 31, 1997 and 1996 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      October 31,    April 30,
                                                         1997          1997
                                                      ----------    ----------
                                                      (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $     35     $  1,124
 Accounts receivable, net                                46,807       46,452
 Inventories                                             84,418      105,569
 Other current assets                                     2,571        3,983
                                                       --------     --------
                                                        133,831      157,128

Property, plant and equipment, net                      144,209      141,436
Other assets                                             10,759        8,754
                                                       --------     --------
                                                       $288,799     $307,318
                                                       ========     ========


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 46,520     $ 72,569
 Accrued expenses                                         3,676        4,868
 Current maturities of long-term debt                       200          189
                                                       --------     --------
                                                         50,396       77,626
                                                       --------     --------

Long-term debt                                          107,571      100,877
Deferred income taxes                                     7,904        7,754
                                                       --------     --------
                                                        115,475      108,631
                                                       --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)         4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                   53           53
   Class B (issued and outstanding, 3,650)                   37           37
 Additional paid-in-capital                              86,530       86,530
 Retained earnings                                       31,808       29,941
                                                       --------     --------
                                                        122,928      121,061
                                                       --------     --------
                                                       $288,799     $307,318
                                                       ========     ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                   HUNTCO INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited, in thousands, except per share amounts)



                                         Six Months            Three Months
                                      Ended October 31       Ended October 31
                                       1997       1996        1997      1996
                                     -------    -------      ------    ------

Net sales                           $189,623   $162,413     $99,110   $83,983

Cost of sales                        172,934    144,213      91,490    74,777
                                     -------    -------      ------    ------

Gross profit                          16,689     18,200       7,620     9,206

Selling, general and
 administrative expenses               8,726      7,444       4,415     3,813
                                     -------    -------      ------    ------

Income from operations                 7,963     10,756       3,205     5,393

Other income (expense):
 Interest, net                        (3,814)    (2,694)     (1,959)   (1,492)
                                     -------    -------      ------    ------

Income before income taxes             4,149      8,062       1,246     3,901

Provision for income taxes             1,556      3,075         474     1,484
                                     -------    -------      ------    ------

Net income                          $  2,593   $  4,987     $   772   $ 2,417

Preferred dividends                      100        -            50       -
                                     -------    -------      ------    ------
Net income available
 for common shareholders            $  2,493   $  4,987     $   772   $ 2,417
                                     =======    =======      ======    ======


Earnings per common share             $  .28   $    .56     $   .08   $   .27
                                       =====      =====       =====     =====

Weighted average
 common shares outstanding             8,942      8,942       8,942     8,942
                                       =====      =====       =====     =====





    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Six Months
                                                          Ended October 31,
                                                          1997        1996
                                                        -------     -------
Cash flows from operating activities:
 Net income                                            $  2,593   $  4,987
                                                        -------    -------
 Adjustments to reconcile net income to
 net cash (used) by operating activities:
    Depreciation and amortization                         4,471      3,905
    Other                                                    50       (370)
    Decrease (increase) in:
      accounts receivable                                  (354)    (3,114)
      inventories                                        21,151    (11,179)
      other current assets                                1,412       (238)
      other assets                                       (2,310)        66
    Increase (decrease) in:
      accounts payable                                  (26,049)    (4,372)
      accrued expenses                                   (1,192)    (2,260)
      non-current deferred taxes                            150      1,753
                                                        -------    -------
        Total adjustments                                (2,671)   (15,809)
                                                        -------    -------
 Net cash (used) by operating activities                    (78)   (10,822)
                                                        -------    -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net       (6,990)   (14,626)
                                                        -------    -------
 Net cash (used) by investing activities                 (6,990)   (14,626)
                                                        -------    -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt                      6,800     26,000
 Net payments on long-term debt                             (95)       (94)
 Common stock dividends                                    (626)      (581)
 Preferred stock dividends                                 (100)       -
                                                        -------    -------
 Net cash provided by financing activities                5,979     25,325
                                                        -------    -------

Net (decrease) in cash                                   (1,089)      (123)

Cash, beginning of period                                 1,124      2,737
                                                        -------    -------
Cash, end of period                                    $     35   $  2,614
                                                        =======    =======



   See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of October 31, 1997, the condensed consolidated statements of income for six and t months ended October 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended October 31, 1997 and 1996 have been prepared by Huntco Inc. (the
"Company") without audit.   In the opinion of management, all adjustments
(which include only normal, recurring adjustments) necessary to present fairly the financial position at October 31, 1997, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on July 28, 1997. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 1997 included in the aforementioned Form 10-K. The results of operations for the periods ended October 31, 1997 are not necessarily indicative of the operating results for the full year.


2.     CHANGE IN FISCAL YEAR END

On October 23, 1997, the Company filed a Form 8-K disclosing its decision to change its fiscal year end from April 30 to December 31. As a result, the Company will file a transition report on Form 10-K for the eight month transition period ended December 31, 1997.


3.     INVENTORIES

Inventories consisted of the following as of:

                                    October 31,           April 30,
                                       1997                 1997
                                     --------             --------
     Raw materials                   $ 55,634             $ 84,046
     Finished goods                    28,784               21,523
                                     --------             --------
                                     $ 84,418             $105,569
                                     ========             ========

The Company classifies its inventory of cold rolled steel coils as finished goods. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.




4.     LONG-TERM DEBT

As of October 31, 1997, the Company was in technical non-compliance with a covenant of its revolving credit facility. The Company has received a waiver of such technical non-compliance from its domestic commercial banking lenders.

The Company is in the process of negotiating revisions to the financial covenants, along with certain other terms and provisions, of its long-term debt agreements in order to have the terms of such agreements and covenants reflect the current level of the Company's operating earnings and its liquidity needs. These revisions, which will likely include the granting of security interests in certain assets of the Company to its lenders, are not expected to result in material changes to the level of funds available to the Company pursuant to its current long-term debt agreements, or to the cost of such funds. The Company expects to complete this process during the first quarter of 1998.


5.     DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on December 1, 1997, payable on December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

RISK FACTORS

This report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections concerning the Company's operations, the steel processing industry in general, and on assumptions made by Company management, and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results which is contained in the Company's Annual Report and in Form 10-K, both for the year ended April 30, 1997.

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 1997 were $99.1 million, an increase of 18.0% over the prior year's second quarter net sales of $84.0 million. Net sales for the six months ended October 31, 1997 were $189.6 million, an increase of 16.8% over net sales of $162.4 million for the comparable period of the prior year.

The improvement in net sales is attributable to increased levels of tons processed. The Company processed a record 301,499 tons of steel in the three months ended October 31, 1997, an increase of 26.3% in comparison to the three months ended October 31, 1996. The Company processed 568,094 tons of steel in the six month period ended October 31, 1997, an increase of 20.9% in comparison to prior year amounts. Approximately 25.1% and 24.6% of the tons processed in the three and six month periods ended October 31, 1997, respectively, represented customer owned material processed on a per ton, fee basis. Also included in tons sold were 60,684 and 117,334 tons of cold rolled products for the three and six month periods ended October 31, 1997, which amounts reflect increases of 37.3% and 38.9%, over the respective prior year periods.

Reflecting lower raw material costs (i.e. lower hot rolled steel prices charged by the Company's suppliers), average per ton selling values declined approximately 3.3% and 2.2% for the three and six months ended October 31, 1997, when compared to average per ton selling values for the corresponding periods of the prior year.

Gross profit, expressed as a percentage of net sales, was 7.7% and 8.8% for the three and six month periods ended October 31, 1997, which reflects a decline from the 11.0% and 11.2% gross profit percentages in the comparable periods of the prior year. This downward trend in gross profit margins reflects the effects of price competition as the Company continues to expand its sales of cold rolled steel products, as well as lower margins on hot rolled steel products reflecting declining steel prices charged by producers of hot rolled steel coils. Also negatively affecting gross profit margins is a slower than expected ramp-up of sales at the Company's expanded cold rolling mill and at its metal stamping facility, both in Blytheville, Arkansas, along with related operating inefficiencies. The negative factors affecting the Company's gross profit margins are anticipated to continue at least through the end of the calendar year.

Selling, general and administrative ("SG&A") expenses of $4.4 and $8.7 million for the three and six month periods ended October 31, 1997, reflect increases of $.6 million and $1.3 million over the comparable periods of the prior year. SG&A expenses, when analyzed as a percentage of net sales, remained steady at 4.5% and 4.6% for the three and six months ended October 31, 1997 and 1996. The dollar increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, which includes the operation of the new South Carolina facility during the current year.

Income from operations was $3.2 million and $8.0 million in the three and six months ended October 31, 1997, which amounts are $2.2 million and $2.8 million less than those reported for the three and six month periods ended October 31, 1996. These declines reflect the factors discussed in the preceding paragraphs.

Net interest expense of $2.0 million and $3.8 million were incurred during the three and six months ended October 31, 1997, which reflect increases over comparable net interest expense amounts of $1.5 million and $2.7 million from the corresponding periods of the prior year. These increases are the result of higher borrowings on the Company's revolving credit facility in order to support higher working capital levels for the current versus the prior year. The Company capitalized $.3 million and $.6 million of interest costs to construction in progress in the three and six months ended October 31, 1997, similar to the $.3 million and $.7 million of interest capitalized in the comparable periods of the prior year.

The effective income tax rate experienced by the Company was 38.0% and 37.5% during the three and six months ended October 31, 1997, which compare to rates of 38.0% and 38.1% recognized during the comparable period of the prior year.

Net income for the three and six months ended October 31, 1997 was $.8 million, or $.08 per common share, and $2.6 million, or $.28 per common share. These amounts compare to net income of $2.4 million, or $.27 per common share, and $5.0 million, or $.56 per common share, during the corresponding periods of the prior year. These decreases reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $7.0 million and $14.6 million of cash during the six months ended October 31, 1997 and 1996, respectively, to acquire property, plant and equipment, as expenditures continue to be made in conjunction with the Company's capital expansion projects -- most significantly the Company's second coil pickling line being constructed in Blytheville, Arkansas during the six months ended October 31, 1997, and the new facility in Kentucky and the new stamping plant in Blytheville during the six months ended October 31, 1996. Increased borrowings on the Company's revolving credit facility provided the funds for these expenditures during both periods.

Construction of the second coil pickling line at the Company's Blytheville facility remains on schedule. Completion of this new line is expected near the end of December, 1997; with start-up expected to occur in the first calendar quarter of 1998. This new pickling line is expected to provide a better quality feed stock for the Company's cold rolling mill in addition to expanding the Company's pickling capacity. The Company has been operating its other pickling line in Blytheville at full capacity levels for well over a year. No other significant capital projects are currently committed to by the Company beyond completion of the second pickling line at the Blytheville facility. The Company expects to fund the approximate $2.0 million of anticipated additional 1997 capital expenditures with net cash to be provided by operations and/or through additional borrowings.

Net cash used by operating activities was $.1 million for the six months ended October 31, 1997. During this period the Company reduced its outstanding accounts payable balance by $26.0 million, primarily by using cash generated from net income and non-cash depreciation and amortization charges, and a $21.2 million reduction in its inventory balance. The Company believes that its investment in inventories will continue to decline, and should be below $80.0 million by December 31, 1997.

During the six months ended October 31, 1996, the Company borrowed additional funds on its revolving credit facility, which increased by a total of $26.0 million. Beyond the funds used to acquire property as described above, the additional borrowings during this period were used to fund increased levels of working capital required by the Company. As a result, the Company funded its net cash used by operating activities of $10.8 million during the six months ended October 31, 1996 with additional corporate borrowings.

The Company maintains a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity), which policy has been incorporated into the Company's primary long-term debt agreements. As of October 31, 1997, the ratio of the Company's funded debt to total capitalization was 46.7%.

As of October 31, 1997, the Company had unused borrowing capacity of $22.1 million under its $80.0 million revolving credit facility. This amount was further limited to $15.1 million of unused borrowing capacity as of October 31, 1997, given the constraint of complying with the Company's funded debt to total capitalization covenant discussed above.

The Company is in the process of negotiating revisions to the financial covenants, along with certain other terms and provisions, of its long-term debt agreements in order to have the terms of such agreements and covenants reflect the current level of the Company's operating earnings and its liquidity needs. These revisions, which will likely include the granting of security interests in certain assets of the Company to its lenders, are not expected to result in material changes to the level of funds available to the Company pursuant to its current long-term debt agreements, or to the cost of such funds. The Company expects to complete this process during the first quarter of 1998.

The Company paid dividends on its Class A and Class B common stock of $.6 million during each of the six months ended October 31, 1997 and 1996. During the six months ended October 31, 1997, the Company paid dividends of $.1 million on its Series A preferred stock, which was issued on January 30, 1997.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock over the next twelve months.

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

PART II.    OTHER INFORMATION
-----------------------------

Item 3.     Defaults Upon Senior Securities
-------------------------------------------

As of October 31, 1997, the Company was in technical non-compliance with a covenant of its revolving credit facility. The Company has received a waiver of such technical non-compliance from its domestic commercial banking lenders.


Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on September 11, 1997.

     (b) The following directors were elected to serve terms of three years, with such terms to expire in 2000: Donald E. Brandt and Michael M. McCarthy. The remaining directors include James J. Gavin, Jr. and Terry J. Heinz, whose terms expire in 1998; and B. D. Hunter and Robert J. Marischen, whose terms expire in 1999.

     (c) With respect to the vote for directors, Messrs. Brandt and McCarthy each received 41,010,837 votes in favor of election, with 16,860 votes withheld.

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

The Company filed a Form 8-K on October 23, 1997, which filing discussed under
Item 8, Change in Fiscal Year, the Company's decision to change its fiscal year from an April 30 fiscal year end to a calendar year end; as well as providing under Item 5, Other Events, an update of the Company's earnings outlook for the balance of its eight month transition period ending December 31, 1997.

The Company filed a Form 8-K on November 17, 1997, which filing discussed under Item 5, Other Events, the Company's earnings for the three and six months ended October 31, 1997, as well as providing certain forward-looking data for the Company's eight-month transition period ending December 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date:     December 15, 1997                       By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:    Omitted - not applicable.

3(ii) Amended and Restated Bylaws of Huntco Inc.

4:    Omitted - not applicable.

10:   Omitted - not applicable.

11:   Omitted - not applicable.

15:   Omitted - not applicable.

18:   Omitted - not applicable.

19:   Omitted - not applicable.

22:   Omitted - not applicable.

23:   Omitted - not applicable.

24:   Omitted - not applicable.

27:   Financial Data Schedule.

99:   Omitted - not applicable.