Form 10-K405
period 1997-12-31
HUNTCO INC
filed 1998-03-30
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the eight months ended December 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1998 was $74,489,019 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting stock of the Company, is held by affiliates of the Company.

     As of February 28, 1998, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1998 (the "1998 Proxy Statement"), are incorporated by reference into Part III of this report.

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

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, South Carolina, Tennessee, and Texas to over 1,400 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to its major suppliers via the inland waterway system, allows the Company to take delivery of raw materials by barge, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, hot rolled tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; slit; edge conditioned; or in the case of pickled and oiled, tempered and cold rolled products, sold as master coils. The Company also produces custom metal stampings.


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

The Company uses techniques such as cold rolling, annealing, tempering, pickling, cutting-to-length, slitting, blanking, edge rolling, shearing and stamping to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cold rolling and tempering reduce the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Annealing involves heating the steel to soften it for further finishing after it has been cold reduced. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickles serves as feed stock for the cold rolling mill. Cutting-to-length involves cutting steel along the width of the coil.
Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel. Edge rolling imparts round or smooth edges to produce strips or coils. Shearing cuts the steel into small pieces. Stamping involves using presses to form previously processed steel (e.g. slit coils) into parts.

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

The Company's cold rolling operation, which includes a cold rolling mill, annealing furnaces, and a temper mill for coils up to 60 inches wide (the "Cold Mill"), began limited production during the quarter ended July 31, 1995. The initial phase of the Cold Mill had a productive capacity of up to 240,000 tons per year. During 1997, the Company completed capacity and quality enhancements to the Cold Mill by adding more annealing furnaces and installing shape meter rolls to the cold rolling mill, thereby increasing the capacity of the Cold Mill to produce fully annealed cold rolled master coils to approximately 360,000 tons per year. The Company plans to add a new filtration system to the cold rolling mill and an electrostatic oiler to the temper mill during 1998. These enhancements to the Cold Mill are expected to result in higher product quality. The Company has also substantially completed the installation of a second coil pickling line, beginning production on this line in January, 1998. The new pickling line should increase the Company's pickling capacity to approximately 900,000 tons per year, and is expected to provide a higher quality feedstock for the Cold Mill.

During the summer of 1996, the Company completed the relocation of its stamping operations from a facility located in Springfield, Missouri to a new plant located within the Blytheville facility. In conjunction with this relocation, the Company added new slitting and blanking equipment designed to process both cold rolled and pickled and oiled steel.

On January 30, 1997, the Company acquired a hot rolled steel tempering facility from Coil-Tec, Inc. The acquired plant was located immediately adjacent to the Company's existing Blytheville operation, and has been integrated into the Company's Blytheville facility.

The Company sells its hot rolled, pickled and oiled, and tempered products to service centers, pipe and tube manufacturers, transportation equipment manufacturers, metal building companies, original equipment manufacturers, stampers, and fabricators. Cold rolled and stamping products are sold to service centers, tube manufacturers, metal building companies, original equipment manufacturers, stampers, and fabricators.

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

     Berkeley Facility:

Located in Berkeley County, South Carolina, near Charleston, this new facility is in close proximity to a new Nucor steel mill which produces both hot rolled and cold rolled steel. The Company opened this facility late in its fiscal year ended April 30, 1997 with a new, heavy gauge, sheet and plate cut-to-length line and added a new high-speed, light gauge slitting line shortly thereafter. The South Carolina facility has rail access as well as waterway access to the Atlantic Ocean. The Company is serving markets along the Atlantic seaboard to the north and south, as well as to the west, with processed products from this location.

     Gallatin Facility:

Located in Gallatin County, Kentucky, on a 20-acre tract of land immediately adjacent to the Gallatin steel mill, and with access to the Ohio River, this facility was opened by the Company in May, 1996 with a new, heavy gauge, sheet and plate cut-to-length line. The facility sells processed sheets and plates to manufacturers servicing the transportation and heavy machinery industries.


     Madison Facility:

Located in the St. Louis metropolitan area with access to the Mississippi River, the Madison, Illinois facility commenced operations in 1983. The facility is equipped with two slitting lines. One of the slitting lines is used to process heavy gauge, hot rolled steel while the other primarily processes cold rolled and pickled and oiled steel. The facility also operates a new cut-to-length line to process cold rolled and pickled and oiled steel which was added in the quarter ended April 30, 1996. Early in the fiscal year ended April 30, 1997, the Company expanded this facility to provide inside rail access to better facilitate the handling of cold rolled products. The facility provides processed steel products to a diverse group of customers, including metal fabricators, service centers and tube, consumer durables and transportation equipment manufacturers.

     Catoosa Facility:

Located at the Port of Catoosa, near Tulsa, Oklahoma, the Catoosa facility is situated on the western edge of the inland waterway system on the Arkansas River. This facility commenced operations in 1978 and is equipped with a heavy gauge, cut-to-length line which was purchased new in 1985. The facility was expanded during the year ended April 30, 1996, to include a doubling of the physical plant and the addition of a cut-to-length line to process cold rolled and pickled and oiled steel. The building expansion also allows for inside coil storage. The facility processes coils into sheets and plates, primarily for heavy equipment manufacturers, manufacturers of tanks for petroleum products and for wet and dry bulk storage, construction and metal building companies.

     Pasadena Facility:

Located on a 20-acre tract of land on the shipping channel near Houston, Texas, the Pasadena facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines, the first of which was purchased new in 1982 and the second of which was added in December, 1994.
The Company plans to replace the original cut-to-length line during 1998. The facility operates its own unloading facility and is capable of directly discharging barges. The facility was expanded in 1996 with the addition of a new climate controlled warehouse used to store cold rolled steel master coils. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled and tempered steel.

     Strafford Facility:

Located in Strafford, Missouri, this facility is home for the Company's cylinder operation which produces approximately 800,000 units annually. These products include air cylinders used in tractor trailer brake systems and portable compressed air vessels used to fill inflatable objects such as automobile tires. The major raw material used in the manufacture of the cylinders is pickled steel, which has been blanked, slit or stamped by the Company's stamping operation prior to delivery to the Strafford facility for final assembly, welding and painting. The Company installed an electrostatic, powder coating paint system at this facility during fiscal 1996, resulting in higher product quality and lower costs, as well as opening new markets for the Company.


QUALITY CONTROL
---------------

The procurement of high quality steel from suppliers on a consistent basis is critical to the Company's business. Historically, about 2% of raw materials have failed to conform to order specifications, with most of the nonconforming raw material being diverted to less critical applications. The Company has instituted quality control measures to attempt to assure that the quality of purchased raw material will allow the Company to meet the specifications of its customers and to reduce the costs and inefficiencies of production interruptions. Physical and chemical analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness and surface characteristics meet the Company's requirements. The Company believes that maintenance of high standards for accepting raw materials ultimately results in reduced return rates from its customers. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting process so management can document to customers that required tolerances have been continuously maintained throughout processing. The Company also maintains a test laboratory at its Blytheville facility to provide timely and economical testing and quality certifications.


SUPPLIERS
---------

The Company purchases steel coils for processing at regular intervals from a number of primary steel producers including Nucor Corporation, Gallatin Steel, AK Steel Corporation, Trico, National Steel Corporation, USX Corporation, Geneva Steel, Inland Steel Company, Bethlehem Steel Corporation, and various foreign suppliers (generally through trading companies). The Company orders steel to specified physical qualities and alloy content. By purchasing in large quantities at consistent predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that it has good relationships with its suppliers.


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


CUSTOMERS AND DISTRIBUTION
--------------------------

Huntco sells its processed steel products to over 1,400 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. Other than one customer which accounted for 5.6% of the Company's net sales, no other customer accounted for more than 5% of the Company's net sales for the eight month transition period ended December 31, 1997. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for approximately one-third of the Company's net sales for the transition period ended December 31, 1997. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

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


SEASONALITY
-----------

Shipping volumes are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income during these periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices.


GOVERNMENTAL REGULATION
-----------------------

The Company's processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings relating to environmental compliance. Management believes that it is in material compliance with all laws, does not anticipate any material expenditures in order to meet environmental requirements and generally believes that its processes and products do not present any unusual environmental concerns. Expenditures incurred in connection with compliance with federal, state and local environmental laws have not had, and are not expected to have during the current calendar year, a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

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



EMPLOYEES
---------

As of December 31, 1997, the Company employed 752 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


YEAR 2000
---------

The Company utilizes computer information systems to internally record and track information, as well as to interact with certain customers, suppliers, financial institutions, and other organizations. Management has preliminarily assessed risks and costs related to addressing Year 2000 issues as they pertain to the Company and its information systems. Based upon this assessment, the Company does not believe that the modification of the Company's systems to address such matters will have a material impact on the Company's financial position or results of operations. However, there are numerous uncertainties relating to addressing Year 2000 issues. These include actual implementation of measures to address Year 2000 concerns, the impact of outside parties appropriately addressing their Year 2000 issues, and other factors, some of which may be out of the Company's control, and all of which may cause results to be different than currently anticipated by the Company.


ITEM 2.  PROPERTIES
-------------------

Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 for a further discussion of the Company's operating plant facilities. The following sets forth certain additional information with respect to each of these facilities:

                                Square
          Utilization           Footage             Owned or leased
------------------------------  -------  -------------------------------------

     Blytheville, Arkansas:
     ---------------------
Cutting-to-length                80,000  Lease with a $100 purchase option.
Slitting
Tension leveling, shape
 correction or elongation
Gauge verification and testing
Coil storage
Edge conditioning

Coil pickling                    30,000  Owned improvements on leased realty.
Coil warehouse and storage       32,000  Owned improvements on leased realty.
Second coil pickling line        96,000  Leased equipment, with fair value
                                          purchase option, other owned
                                          improvements on leased realty

Cold rolling, annealing         194,000  Lease with $100 purchase option (1).
 and tempering                           Certain annealing furnaces leased,
                                          with fair value purchase options.

Cutting-to-length               152,000  Lease with $100 purchase option (1).
Slitting
Blanking
Tension leveling
Shearing and stamping
Gauge verification and testing
Design and tool engineering

Heavy gauge tempering           130,000  Leased facility and equipment, with
Gauge verification and testing            certain fair value purchase options.
Cutting-to-length                        Selected owned improvements.

     Chattanooga, Tennessee:
     ----------------------

Cutting-to-length               126,000  Lease with $10 purchase option (1).
Slitting
Tension leveling
Coil storage
Gauge verification and testing

     Berkeley County, South Carolina:
     -------------------------------

Cutting-to-length               130,000  Owned real estate;
Slitting                                  leased processing equipment with
Tension leveling                          certain fair value purchase options.
Coil storage
Gauge verification and testing

     Gallatin County, Kentucky:
     -------------------------

Cutting-to-length                65,000  Owned.
Tension leveling
Coil storage
Gauge verification and testing

     Madison, Illinois:
     ------------------

Cutting-to-length               128,000  Owned.
Slitting
Tension leveling
Edge conditioning
Coil storage
Gauge verification and testing

     Catoosa, Oklahoma:
     -----------------

Cutting-to-length                80,000  Owned improvements on leased realty.
Tension leveling
Coil storage
Gauge verification and testing

     Pasadena, Texas:
     ---------------

Cutting-to-length                45,000  Owned.
Gauge verification and testing
Coil storage                     21,000  Owned.

     Strafford, Missouri:
     -------------------

Gauge verification and testing  100,000  Owned.
Welding
Painting

(1) These leases represent arrangements by which title is held by the respective County or municipality involved for tax abatement purposes via capital lease arrangements, whereby the underlying capital lease obligation of the operating subsidiary is owed to the Company's Huntco Nevada, Inc. finance subsidiary. As such, these amounts are eliminated in consolidation, and such property is reflected as owned property on the Company's consolidated balance sheet.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to the security holders of the Company during the two months ended December 31, 1997.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Class A common stock of the Company is traded on the New York Stock Exchange, under the symbol "HCO". As of December 31, 1997, there were 74 holders of record of the Company's Class A common stock and two holders of record of the Company's Class B common stock.

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

The table below shows the Company's quarterly high and low Class A common stock prices and quarterly per share dividend amounts paid on the Class A common stock and the Class B common stock for the periods presented.

                                         High     Low     Dividends
                                        ------   ------   ---------
     Quarter ended July 31, 1995        $19.750  $14.250    $.025
     Quarter ended October 31, 1995      18.375   12.375     .030
     Quarter ended January 31, 1996      17.625   12.500     .030
     Quarter ended April 30, 1996        21.750   15.375     .030

     Quarter ended July 31, 1996         19.375   15.125     .030
     Quarter ended October 31, 1996      20.125   15.375     .035
     Quarter ended January 31, 1997      18.500   13.500     .035
     Quarter ended April 30, 1997        14.000   10.000     .035

     Quarter ended July 31, 1997         15.000   12.875     .035
     Quarter ended October 31, 1997      14.875   13.375     .035
     Two-month period
      ended December 31, 1997            17.125   11.625     .035




ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

INCOME STATEMENT DATA  (in thousands, except per share amounts):

                                Eight months
                                   ended                    Year Ended April 30,
                                December 31, --------------------------------------------------
                                  1997 (1)     1997      1996       1995      1994      1993
                                 ---------   -------   -------    -------   -------   -------
Net sales                        $246,324    $326,563  $264,087   $197,195  $146,213  $116,236
Cost of sales                     227,871     294,455   245,863(2) 171,521   126,412   101,950
                                  -------     -------   -------    -------   -------   -------
Gross profit                       18,453      32,108    18,224     25,674    19,801    14,286
Selling, general and
 administrative expenses           11,757      15,383    13,147      9,638     8,183     7,076
                                  -------     -------   -------    -------   -------   -------
Income from operations              6,696      16,725     5,077     16,036    11,618     7,210
Interest, net                      (5,194)     (6,239)   (3,268)         5      (183)   (2,523)
                                  -------     -------   -------    -------   -------   -------
Income before income taxes
 and extraordinary item             1,502      10,486     1,809     16,041    11,435     4,687
Provision for income taxes            486       3,997       701      6,037     4,305     1,942
                                  -------     -------   -------    -------   -------   -------
Income before extraordinary item    1,016       6,489     1,108     10,004     7,130     2,745
Extraordinary item, net of tax       -           -         -          -         -         (683)(3)
                                  -------     -------   -------    -------   -------   -------
Net income                          1,016       6,489     1,108     10,004     7,130     2,062
Preferred dividends                   133          50      -          -         (399)     -
                                  -------     -------   -------    -------   -------   -------
Net income available
 for common shareholders          $   883     $ 6,439   $ 1,108    $10,004   $ 6,731   $ 2,062
                                  =======     =======   =======    =======   =======   =======

Earnings per common share (basic):
 Income before extraordinary item   $0.10       $0.72    $0.12      $1.12      $0.86     $0.61
 Net income                         $0.10       $0.72    $0.12      $1.12      $0.86     $0.46
 Weighted average common
  shares outstanding                8,942       8,942    8,942      8,940      7,805     4,500

Earnings per common share (diluted):
 Income before extraordinary item   $0.10       $0.72    $0.12      $1.11      $0.85     $0.61
 Net income                         $0.10       $0.72    $0.12      $1.11      $0.85     $0.46
 Weighted average common
  shares outstanding                8,951       8,942    8,948      9,048      7,926     4,500

Common cash dividends per share     $0.11       $0.14    $0.12      $0.10      $0.06       -


(1) On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year.  As a result, the Company is reporting an eight-month transition period ending December 31, 1997, in order to change to this new calendar year end.

(2) Includes an $8,000 lower of cost or market inventory adjustment recorded in the second quarter of the year ended April 30, 1996. See Note 2 to the Consolidated Financial Statements.

(3) Relates to expensing of prepayment premiums and unamortized loan costs upon early retirement of certain indebtedness.


BALANCE SHEET DATA  (in thousands):
                                                                  April 30,
                                 December 31,  ------------------------------------------------
                                     1997        1997      1996      1995      1994      1993
                                   -------     -------   -------   -------   -------   -------
Working capital                   $ 84,182    $ 79,502  $ 62,305  $ 84,046  $ 58,220  $ 23,796
Total assets                       285,265     307,318   222,437   209,898   114,380    67,034
Short-term debt                        209         189       189       371       357     2,782
Long-term debt
 (net of current portion)          110,730     100,877    73,066    68,505     1,631    31,438
Preferred stock                      4,500       4,500      -         -         -        5,470
Common shareholders' equity        116,505     116,561   111,366   111,252   102,097    11,530


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

CALENDAR 1998 FORECAST:

The Company enters calendar 1998 with strong forward sales momentum and expects that its net sales could increase by approximately 15% over calendar 1997 net sales of $366.6 million. The anticipated increase in net sales is expected to reflect higher levels of tons sold which are expected to increase to approximately 1.3 million tons (up from 1.1 million tons in calendar 1997). While the Company expects that 1998 will likely begin with gross profit margins at levels similar to those experienced during the eight-month transition period ended December 31, 1997, as the year progresses, it expects that its operating results should benefit from 1) a broader supply base and increased inventory turnover; 2) greater operating efficiencies at its stamping and cold rolling complex in Blytheville, at its South Carolina facility and at its other facilities that have been expanded in recent years, with such efficiencies resulting from equipment enhancements, higher volume levels, improved product quality and more consistent on-time deliveries; and
3) a more focused sales and marketing effort as the Company will not be challenged with the start-up of any further significant new operations during 1998, beyond the start-up of its expanded pickling capacity in Blytheville.

The Company recently commenced production on a new coil pickling line at its Blytheville facility. This new pickling line is expected to provide a better quality feed stock for the Company's cold rolling mill, in addition to expanding the Company's pickling capacity. The Company has been operating its other pickling line in Blytheville at full capacity levels for well over a year.

In addition to its expanded pickling capacity, the Company plans to 1) replace a cut-to-length line at its Pasadena facility; 2) install a new filtration system on its cold rolling mill and an electrostatic oiler on its temper mill, both at its Blytheville facility; and 3) add certain yield enhancing ancillary equipment to its slitting lines at its Chattanooga, Madison and Blytheville facilities. These and other projects currently planned for 1998 are anticipated to result in capital expenditures of approximately $3.0 to $4.0 million.


RISK FACTORS - 1998 FORECAST:

This Annual Report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "anticipates," "projects," "estimates," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Achievement of these forward-looking results is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Certain of the more important factors which the Company believes could cause actual results to differ materially from the forward-looking data presented include:


     Impact of changing steel prices on the Company's results of operations:

As evidenced by the unfavorable impact on net income in the years ended April 30, 1996 and 1997, as well as the eight month transition period ended December 31, 1997, the Company's financial results can be significantly impacted by changing steel prices. The Company's principal raw material is flat rolled carbon steel coils. The steel industry is highly cyclical in nature and prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing steel prices may cause the Company's results of operations to fluctuate significantly.

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

Steel prices charged by the primary producers of hot rolled steel coils, both domestic and foreign, have been extremely volatile over the previous three years, and conditions exist which could cause this volatility to continue during 1998. No assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations and net income.


     Continued internal expansion involving new processes and markets:

Notwithstanding the fact that the growth in the Company's net sales has resulted from increasing levels of tons processed and sold, with such increases in tonnage primarily occurring at newly constructed facilities, there can be no assurance that the Company will be successful in the continued development and expansion of its pickling, cold rolling, stamping and hot rolled tempering operations at its Blytheville, Arkansas facility, or that these expansions will proceed as quickly as the Company anticipates. Successful development of these projects requires the Company to develop new customers, in new market territories and absolute assurance cannot be given that this will occur on the timetable which the Company expects, if ever.

In addition, the continued ramp-up of the Company's stamping plant in Blytheville, and the continued maturation of the Company's pickling, cold rolling and tempering operations in Blytheville and of its South Carolina facility will cause the Company to face new competition.


     Cyclicality of demand for Company products:

Many of the Company's steel processing products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices or other matters beyond the control of the Company. The Company has increased the level of tons of steel sold and processed in each of its last five fiscal years. However, no assurance can be given that the Company will be able to increase or maintain its level of tons shipped, especially in periods of economic stagnation or downturn. The expected increase in tons processed and shipped assumes that the Company is able to maintain the base volume of tons processed and shipped that it has realized through the period ended December 31, 1997. This assumption is based upon the Company's experience, the most relevant experience being over the previous five years, and an assumption that economic conditions in the Company's primary market areas will reflect a stable, slow-growth environment. There can be no assurance, however, that economic conditions will continue to reflect a stable, slow-growth environment or that other circumstances will not occur leading to an economic stagnation or downturn.


     Competition:

The principal markets served by the Company are highly competitive. The Company has different competitors within each of its product lines. Competition is based principally on price, service, production and delivery scheduling. Further, new competition is expected in the sale of pickled and cold rolled products over the next few years as new pickling and/or cold rolling capacity is added by Nucor in Hickman, Arkansas and by Worthington Industries, Steel Technologies (through its Mi-Tech joint venture) and Trico in Decatur, Alabama.


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



RESULTS OF OPERATIONS:

     TRANSITION PERIOD -- EIGHT MONTHS ENDED DECEMBER 31, 1997 (AUDITED)
      COMPARED TO EIGHT MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year. As a result, the Company is reporting an eight-month transition period ending December 31, 1997, in order to change to this new calendar year end. The following table sets forth comparative consolidated statements of income for the eight month transition period ended December 31, 1997 ("TP97" or "transition period") and the corresponding period in 1996 ("TP96"):

                                          Consolidated Statements of Income
                                       for the eight months ended December 31,
                                                  1997          1996
                                                (audited)   (unaudited)
                                                --------      --------
                                      (in thousands, except per share amounts)

  Net sales                                    $246,324      $206,334
  Cost of sales                                 227,871       184,751
                                                -------       -------
  Gross profit                                   18,453        21,583
  Selling, general and administrative expenses   11,757        10,082
                                                -------       -------
  Income from operations                          6,696        11,501
  Interest, net                                  (5,194)       (3,883)
                                                -------       -------
  Income before income taxes                      1,502         7,618
  Provision for income taxes                        486         2,904
                                                -------       -------
  Net income                                    $ 1,016       $ 4,714
  Preferred dividends                               133          -
                                                -------       -------
  Net income available for common shareholders  $   883       $ 4,714
                                                =======       =======
  Earnings per common share
   (basic and diluted)                            $ .10         $ .53
                                                  =====         =====
  Weighted average
   common shares outstanding:
    Basic                                         8,942         8,942
                                                  =====         =====
    Diluted                                       8,951         8,942
                                                  =====         =====

Net sales for the transition period were $246.3 million, an increase of 19.4% over the TP96's net sales of $206.3 million. The improvement in net sales is primarily attributable to increased levels of tons processed. The Company processed 744,468 tons of steel during the transition period, an increase of 23.3% in comparison to the eight months ended December 31, 1996. A substantial portion of this tonnage increase related to higher sales at the Company's Blytheville facility (both processing and cold rolled sales), and at its new South Carolina facility.

Approximately 24.5% of the tons processed during the transition period represented customer-owned material processed on a per ton, fee basis. For the eight months ended December 31, 1996, approximately 22.3% of the tons processed by the Company represented customer-owned material. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

Reflecting lower cost material available in the Company's markets during TP97, average per ton selling values declined approximately 2.7% for the transition period, as compared to TP96.

The Company's gross profit margins came under pressure in late TP96, and this margin pressure extended into and throughout TP97. The narrowing of gross profit margins was partially attributable to higher domestic prices incurred by the Company for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material became available in its market territories. Gross profit was also negatively impacted during TP97 due to production inefficiencies realized by the Company at its recently relocated stamping operation, as well as additional costs incurred in conjunction with the ramp-up of the Company's newly expanded cold rolling capacity. As a result of these gross margin pressures, gross profit expressed as a percentage of net sales dropped to 7.5% for TP97, versus 10.5% for TP96.

Selling, general and administrative ("SG&A") expenses of $11.8 million for the transition period reflect an increase of $1.7 million over TP96. However, the Company's SG&A expenses expressed as a percentage of net sales have remained relatively steady. During the transition period, SG&A expenses expressed as a percentage of net sales decreased only .1% from the 4.9% of net sales figure realized for the eight months ended December 31, 1996. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, including the new facilities in Kentucky and South Carolina.

Income from operations was $6.7 million in the transition period, a decrease of $4.8 million from TP96's income from operations of $11.5 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $5.2 million was incurred during TP97, an increase of $1.3 million over TP96. This increase was the result of higher transition period borrowings on the Company's revolving credit facility to support higher working capital levels, as well as lower capitalized interest during TP97 versus TP96. The Company capitalized $.8 million of interest costs to construction in progress during the transition period, versus $.9 million for the eight months ended December 31, 1996.

The effective income tax rate experienced by the Company was 32.4% during the transition period, which is lower than the 38.1% rate recognized by the Company during TP96, due to certain state income tax benefits recorded by the Company during the transition period.

Net income available for common shareholders for the transition period was $.9 million, or $.10 per share, which amounts decreased from net income available for common shareholders for the eight months ended December 31, 1996 of $4.7 million, or $.53 per share. These decreases reflect the factors discussed in the preceding paragraphs, as well as the accrual of preferred dividends of $.1 million during the transition period, related to preferred stock issued subsequent to the end of TP96.


     FISCAL YEAR ENDED APRIL 30, 1997 ("FY97") COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996 ("FY96"):

Net sales for FY97 were $326.6 million, an increase of 23.7% over the prior year's net sales of $264.1 million. The improvement in net sales is primarily attributable to increased levels of tons processed. The Company processed a record 941,545 tons of steel in FY97, an increase of 22.0% in comparison to FY96. A substantial portion of this tonnage increase related to the sale of cold rolled products, which sales volume increased 98.4% over the prior year to 181,313 cold rolled tons for FY97.

Approximately 22.2% of the tons processed during FY97 represented customer-owned material processed on a per ton, fee basis. For FY96, approximately 23.9% of the tons processed by the Company represented customer-owned material.

Reflecting low cost imported material available in the Company's markets during FY97 and relatively high domestic prices for hot rolled steel at the beginning of FY96, average per ton selling values declined approximately 0.7% for the year ended April 30, 1997, as compared to the prior year.

The Company's gross profit margins came under pressure late in the second quarter of FY97, and this margin pressure extended through the balance of the fiscal year. The narrowing of gross profit margins during the second half of FY97 was primarily due to higher domestic prices incurred by the Company for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material became available in its market territories.

Gross profit margins were also negatively impacted during FY97 due to costs stemming from the start-up of the Company's new plants, primarily the relocated Blytheville stamping operation and the new facilities in Gallatin County, Kentucky and Berkeley County, South Carolina. In addition, shipments declined during the Company's third quarter of FY97 as Coil-Tec, Inc. liquidated a substantial amount of hot-rolled steel inventory in the Company's market territories prior to the sale of certain of its operating assets to the Company on January 30, 1997. This third quarter volume decline served to reduce the absorption of fixed manufacturing costs during the third quarter of FY97, contributing to lower gross profit margins realized by the Company.

Despite these gross margin pressures, gross profit expressed as a percentage of net sales increased to 9.8% for FY97, versus 6.9% for FY96. However, the improvement in the Company's gross profit percentage was attributable to a very low gross profit percentage in FY96 caused primarily by declining steel prices and start-up expenses related to the Company's cold rolling mill. For a further discussion of the prior year impact of declining steel prices and the related lower of cost or market inventory adjustment, see Note 2 to the Company's Consolidated Financial Statements, as well as the discussion included in the comparison of the results of operations between FY96 and the year ended April 30, 1995 which follows.

Selling, general and administrative ("SG&A") expenses of $15.4 million for FY97 reflect an increase of $2.2 million over the prior year. However, SG&A expenses declined as a percentage of net sales from 5.0% during FY96 to 4.7% of net sales during FY97. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, and the new facilities in Kentucky and South Carolina.

Income from operations was $16.7 million in FY97, an increase of $11.6 million over FY96's income from operations of $5.1 million. This increase reflects the factors discussed in the preceding paragraphs.

Net interest expense of $6.2 million was incurred during FY97, an increase of $2.9 million over the prior year. This increase was the result of higher FY97 borrowings on the Company's revolving credit facility in order to support higher working capital levels, as well as lower capitalized interest during FY97 versus FY96, as many of the Company's capital projects have been placed into service. As a result, the Company capitalized $1.2 million of interest costs to construction in progress in FY97, versus $2.1 million for FY96.

The effective income tax rate experienced by the Company was 38.1% during FY97, which compares to a rate of 38.8% during the prior year. The decrease in the effective rate reflects the impact of non-deductible expenses, such as goodwill amortization, which have a lesser percentage impact upon the Company's effective income tax rate at higher levels of taxable income.

Net income available for common shareholders for FY97 was $6.4 million, or $.72 per share, which amounts increased over net income available for common shareholders for FY96 of $1.1 million, or $.12 per share. These increases reflect the factors discussed in the preceding paragraphs.



     FISCAL YEAR ENDED APRIL 30, 1996 ("FY96") COMPARED TO FISCAL YEAR ENDED APRIL 30, 1995 ("FY95"):

Net sales for FY96 were $264.1 million, an increase of 34.0% in comparison to the $197.2 million of net sales for FY95. The improvement in net sales was attributable to increased levels of tons sold. For FY96, the Company sold 771,937 tons of steel, an increase of 36.2% over the prior year. Included in the FY96 tons sold figures were 91,373 tons of cold rolled steel products produced at the Company's new cold rolling operation in Blytheville, Arkansas. Net sales of cold rolled products totaled approximately $40.5 million for the year ended April 30, 1996.

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

Starting late in FY95, and continuing through the second quarter of FY96, the primary domestic steel producers introduced multiple reductions in the price of hot rolled steel, which is the primary raw material used in the Company's steel processing business. These raw material price reductions accelerated during the second quarter of FY96, as the base price charged by the Company's suppliers of hot rolled steel declined from $350.00 per ton as of August 1, 1995, to as low as $280.00 per ton during September 1995. As a result of these price reductions, the Company recorded a lower of cost or market inventory adjustment in the second quarter of FY96, which reduced the carrying value of its on hand inventories by approximately $8.0 million (before related income tax benefits) as of October 31, 1995.

The decreases in the base price of hot rolled steel initiated or accelerated inventory stock reductions by steel processors, including the Company, as well as by many of the Company's customers. In response to this changed market situation, the Company at first delayed planned increases in its selling prices, but as the first quarter of FY96 progressed, began lowering its selling prices in advance of receiving lower cost raw materials.

The downward pressure on raw material hot rolled steel pricing during FY95 began at a time when the average cost of steel in the Company's inventory was increasing. The Company had previously sold most of the lower cost foreign material purchased during FY95, and was beginning to sell steel purchased from domestic suppliers, which was purchased at prices in effect before the series of sheet price reductions were implemented. Also, due to (1) unpredictable lead times for receipt of the imported material purchased by the Company during FY95, (2) delay in the start-up of the Company's new cold rolling mill and (3) steel purchased in advance of further announced price increases, the Company's on hand inventory position was at higher than normal levels when this series of price reductions was initiated by the primary domestic steel producers.

In addition to the negative effects on the Company's net sales and gross profit caused by the declining price of steel discussed above, lower absorption of manufacturing costs associated with the start-up and ramp-up of the Company's new cold rolling operation served to keep the Company's gross profit under pressure during FY96.

As a result of the factors discussed in the preceding paragraphs, gross profit as a percentage of net sales decreased from 13.0% in FY95 to 6.9% for FY96.

Selling, general and administrative ("SG&A") expenses increased $3.5 million from FY95 to FY96, due to the increased sales activity of the Company and its continued operational expansion. However, SG&A expenses remained relatively constant as a percentage of net sales, showing only a negligible increase over the prior year (i.e., 5.0% for FY96 versus 4.9% for FY95).

Income from operations declined to $5.1 million for FY96, from $16.0 million for FY95. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $3.3 million was incurred during FY96, versus a negligible amount of net interest income for FY95. The increase in interest expense arose from borrowings to fund the Company's capital expansion program. In addition, the Company capitalized $2.1 million and $1.8 million of interest costs to construction in progress during FY96 and FY95, respectively.

The effective income tax rate experienced by the Company was 38.8% for FY96 versus 37.6% for FY95. The difference between the effective tax rate and the federal statutory rate of 35.0% is primarily the result of state income taxes and the non-deductible amortization of goodwill and other costs, the effect of which is greater when the Company experiences lesser amounts of income before income taxes.

The Company reported net income for FY96 of $1.1 million, or $.12 per common share (basic), which compares to net income of $10.0 million, or $1.12 per common share (basic) in the prior year. This decrease reflects the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES:

The Company invested $10.0 million, $28.1 million, $34.2 million, and $54.3 million of cash during the transition period, FY97, FY96, and FY95, respectively, in new property, plant and equipment, as expenditures were made in conjunction with the Company's capital expansion projects -- most significantly the Company's second coil pickling line during the transition period; the new Kentucky facility, the new stamping plant at the Blytheville facility, the new South Carolina facility and the acquisition of certain equipment from Coil-Tec, Inc. during FY97, and the new Blytheville cold rolling operation during FY96 and FY95. Cash remaining from the Company's November 1993 public stock offering provided the funds to allow the Company to continue its capital expansion program into FY95. The Company has been able to sustain its capital expansion efforts since this time primarily by way of increased corporate borrowings.

During the transition period, the Company generated $.1 million of cash from operations, within which it saw its inventory balance drop $24.0 million as the Company concentrated its efforts on decreasing on hand and on order inventory positions during the relatively slow November and December business activity months. The drop in inventory, combined with other transition period results of operations, allowed the Company to decrease its accounts payable balance by $32.5 million by the end of the transition period.

During FY97 and FY95, net cash used by operations was $4.5 million and $22.6 million, respectively. Inventories registered significant increases in both of these years (a) in support of the substantial growth in sales volumes experienced by the Company, (b) in order to stage material for throughput on the Company's new processing lines, and (c) as of April 30, 1995 as a defensive measure by the Company in light of rising steel prices throughout much of FY95. However, FY96 saw a large reduction in the Company's investment in raw materials as the Company sought to reduce its exposure to raw material price changes by maintaining a relatively lower balance of domestically supplied steel coil inventory. At the same time, the Company continued to increase its investment in accounts receivable consistent with the Company's sales growth. As a result, net cash provided by operations in FY96 was $29.9 million.

In order to assist in the funding of the Company's investment in inventory during FY97, the Company borrowed additional funds on its revolving credit facility and significantly increased its trade accounts payable balance as of April 30, 1997, electing to forego quick pay discounts on much of its inventory purchases occurring late in FY97.

With respect to cash flows from financing activities, the Company refinanced $50.0 million in long-term debt during FY96. On July 14, 1995, the Company issued $50.0 million of ten-year term notes (the "1995 Notes") to a group of domestic commercial lenders. The 1995 Notes bear interest at the fixed rate of 8.13% per annum and mature in equal annual installments of $7.1 million on each July 15, 1999-2005. The proceeds from the issuance of the 1995 Notes were used to reduce the Company's outstanding borrowings on its line of credit facility with a group of domestic commercial banks. As of December 31, 1997, the Company had unused borrowing capacity of $18.9 million under its revolving credit facility, which total facility was increased from $60.0 million to $80.0 million effective December 17, 1996. However, the amount of unused borrowing capacity was effectively limited to $10.1 million as of December 31, 1997, as discussed in the following paragraph.

The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the 1995 Notes, agreeing with the purchasers of the 1995 Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of December 31, 1997, the ratio of funded debt to total capitalization was 47.8%. As such, the Company had unused borrowing capacity of approximately $10.1 million as of December 31, 1997, in accordance with this debt covenant.

During FY97, the Company entered into operating leases with domestic commercial lenders for (a) a new cut-to-length line and a new slitting line for its South Carolina facility, (b) the additional annealing furnaces acquired for the expansion of its cold rolling facility, (c) a two-high temper mill for processing hot rolled steel coils, and (d) the second coil pickling line for the Blytheville facility. The Company also entered into an operating lease with an affiliate of Coil-Tec, Inc. on January 30, 1997, in order to obtain use of Coil-Tec's former plant facility in Blytheville. Annual operating lease payments are expected to range between $3.7 million and $4.2 million over the next five years.

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

During the eight months ended December 31, 1997, the Company paid dividends of $.9 million on its Class A and Class B common stock ("common stock"). The Company paid dividends on its common stock of $1.2 million, $1.0 million, and $.8 million during the years ended April 30, 1997, 1996, and 1995, respectively.

Beyond completion of the second pickling line at the Blytheville facility early in 1998, which line has been substantially completed and funded as of December 31, 1997, the Company plans to: (a) replace a cut-to-length line at its Pasadena facility, (b) install a new filtration system on its cold rolling mill and an electrostatic oiler on its temper mill, both at its Blytheville facility, and (c) add certain yield enhancing ancillary equipment to its slitting lines at its Chattanooga, Madison and Blytheville facilities. These and other projects currently planned are anticipated to result in capital expenditures of approximately $3.0 million to $4.0 million for 1998. The Company expects to fund these projects with cash provided from operations, through the sale of excess cut-to-length lines located in Pasadena and Blytheville, and by additional lease financing.

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

COMPARATIVE CALENDAR 1997 VERSUS 1996 QUARTERLY DATA:

Summarized unaudited quarterly financial data for the calendar years ended December 31, 1997 and 1996 appears below (dollars in thousands, except per share amounts):

                     First     Second       Third     Fourth
                    quarter    quarter     quarter    quarter        Year
                    -------    -------     -------    -------     ----------
Net sales:
  December 1997     $85,501    $93,657     $93,903    $93,492     $366,553
  December 1996      78,345     79,960      82,102     72,081      312,488

Gross profit:
  December 1997       7,349      9,056       8,167      4,407       28,979
  December 1996       8,380      9,259       8,338      7,283       33,260

Net income (loss):
  December 1997       1,224      1,572       1,197     (1,203)       2,790
  December 1996       2,370      2,815       2,043      1,067        8,295

Earnings (loss) per
 common share (basic
 and diluted):
  December  1997        .13        .17         .13      (.14)         .29
  December 1996         .27        .31         .23       .12          .93


Summarized unaudited quarterly sales volume data for the Company for the calendar years ended December 31, 1997 and 1996 appears below:

                     First     Second       Third     Fourth
                    quarter    quarter     quarter    quarter        Year
                    -------    -------     -------    -------     ----------
Tons sold:
  December 1997     193,010    212,776     219,447    209,547       834,780
  December 1996     182,398    183,015     187,250    163,247       715,910

Tons toll processed:
  December 1997      55,297     58,639      76,088     66,508       256,532
  December 1996      50,728     48,653      55,810     43,062       198,253

Total tons sold and processed:
  December 1997     248,307    271,415     295,535    276,055     1,091,312
  December 1996     233,126    231,668     243,060    206,309       914,163


QUARTERLY EFFECTS AND SEASONALITY:

Shipping volumes are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income during these time periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices, as described previously herein.


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


NEW ACCOUNTING STANDARDS:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company has adopted FAS 128 in these financial statements, which adoption did not have a material effect on its reported earnings per common share for the transition period or for prior years.


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not anticipate that FAS 130, which is first effective for the Company's calendar 1998 first quarter, will significantly impact the Company's financial reporting.


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires public entities to report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. The Company does not anticipate that FAS 131, which is first effective for the Company's calendar 1998 first quarter, will significantly impact the Company's financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                  HUNTCO INC.
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                                             December 31,       April 30,
                                                1997         1997       1996
                                             -----------   --------   --------
ASSETS
Current assets:
 Cash                                         $     27     $  1,124   $  2,737
 Accounts receivable, net                       41,643       46,452     36,804
 Inventories                                    81,612      105,569     53,964
 Other current assets                            5,015        3,983      1,926
                                               -------      -------    -------
                                               128,297      157,128     95,431

Property, plant and equipment, net             145,777      141,436    120,338
Other assets                                    11,191        8,754      6,668
                                               -------      -------    -------
                                              $285,265     $307,318   $222,437
                                               =======      =======    =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $ 40,027     $ 72,569   $ 29,003
 Accrued expenses                                3,879        4,868      3,934
 Current maturities of long-term debt              209          189        189
                                               -------      -------    -------
                                                44,115       77,626     33,126
                                               -------      -------    -------

Long-term debt                                 110,730      100,877     73,066
Deferred income taxes                            9,415        7,754      4,879
                                               -------      -------    -------
                                               120,145      108,631     77,945
                                               -------      -------    -------

Commitments and contingencies (see Note 8)        -            -          -

Shareholders' equity:
 Series A preferred stock
 (stated at liquidation value)                   4,500        4,500       -
 Common stock:
  Class A (issued and outstanding, 5,292)           53           53         53
  Class B (issued and outstanding, 3,650)           37           37         37
 Additional paid-in-capital                     86,530       86,530     86,567
 Retained earnings                              29,885       29,941     24,709
                                               -------      -------    -------
                                               121,005      121,061    111,366
                                               -------      -------    -------
                                              $285,265     $307,318   $222,437
                                               =======      =======    =======

         See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
                      CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)

                          Eight months ended       Year Ended April 30,
                           December 31, 1997    1997       1996       1995
                           -----------------  -------    -------    ------
Net sales                       $246,324      $326,563   $264,087   $197,195

Cost of sales                    227,871       294,455    245,863    171,521
                                 -------       -------    -------    -------
Gross profit                      18,453        32,108     18,224     25,674

Selling, general and
 administrative expenses          11,757        15,383     13,147      9,638
                                 -------       -------    -------    -------
Income from operations             6,696        16,725      5,077     16,036

Interest, net                     (5,194)       (6,239)    (3,268)         5
                                 -------       -------    -------    -------
Income before income taxes         1,502        10,486      1,809     16,041

Provision for income taxes           486         3,997        701      6,037
                                 -------       -------    -------    -------
Net income                       $ 1,016      $  6,489   $  1,108   $ 10,004

Preferred dividends                  133            50       -          -
                                 -------       -------    -------    -------
Net income available
 for common shareholders         $   883      $  6,439   $  1,108   $ 10,004
                                 =======       =======    =======    =======


Earnings per common share:
  Basic                           $  .10        $  .72     $  .12     $ 1.12
                                   =====         =====      =====      =====
  Diluted                         $  .10        $  .72     $  .12     $ 1.11
                                   =====         =====      =====      =====
Weighted average
 common shares outstanding:
  Basic                            8,942         8,942      8,942      8,940
                                   =====         =====      =====      =====
  Diluted                          8,951         8,942      8,948      9,048
                                   =====         =====      =====      =====

          See Accompanying Notes to Consolidated Financial Statements

                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (amounts in thousands)

                              Eight months ended       Year Ended April 30,
                               December 31, 1997    1997      1996       1995
                               -----------------   ------    ------     ------
Series A preferred stock
  Balance at beginning of period      $ 4,500     $  -      $  -     $   -
  January 30, 1997 share issuance        -          4,500      -         -
                                       ------      ------    ------    ------
  Balance at end of period            $ 4,500     $ 4,500   $  -     $   -
                                       ======      ======    ======    ======

Class A common stock
  Balance at beginning of period      $    53     $    53   $    53   $    53
                                       ------      ------    ------    ------
  Balance at end of period            $    53     $    53   $    53   $    53
                                       ======      ======    ======    ======

Class B common stock
  Balance at beginning of period      $    37     $    37   $    37   $    37
                                       ------      ------    ------    ------
  Balance at end of period            $    37     $    37   $    37   $    37
                                       ======      ======    ======    ======

Additional paid-in-capital
  Balance at beginning of period      $86,530     $86,567   $86,533   $86,533
  Other changes                          -            (37)       34      -
                                       ------      ------    ------    ------
  Balance at end of period            $86,530     $86,530   $86,567   $86,533
                                       ======      ======    ======    ======

Retained earnings
  Balance at beginning of period      $29,941     $24,709   $24,629   $15,474
  Net income                            1,016       6,489     1,108    10,004
  Dividends on:
   Common stock                          (939)     (1,207)   (1,028)     (849)
   Series A preferred stock              (133)        (50)     -         -
                                       ------      ------    ------    ------
  Balance at end of period            $29,885     $29,941   $24,709   $24,629
                                       ======      ======    ======    ======


          See Accompanying Notes to Consolidated Financial Statements

                                    HUNTCO INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)

                                      Eight months ended     Year Ended April 30,
                                      December 31, 1997    1997      1996     1995
                                      -----------------   -------   -------  -------
Cash flows from operating activities:
 Net income                               $ 1,016        $ 6,489   $ 1,108  $ 10,004
                                           ------        -------   -------   -------
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Depreciation and amortization           6,018          8,225     6,561     3,589
    Other                                      50           (675)       (5)       (5)
    Decrease (increase) in:
      accounts receivable                   4,809         (9,648)   (7,662)   (9,977)
      inventories                          23,957        (51,605)   23,762   (45,085)
      other current assets                 (1,032)        (2,057)     (961)       94
      other assets                         (2,837)        (2,632)     (910)     (653)
    Increase (decrease) in:
      accounts payable                    (32,542)        43,566     3,485    18,057
      accrued expenses                       (989)           934     2,470       300
      non-current deferred taxes            1,661          2,875     2,091     1,118
                                           ------        -------   -------   -------
        Total adjustments                    (905)       (11,017)   28,831   (32,562)
                                           ------        -------   -------   -------
 Net cash provided (used) by operations       111         (4,528)   29,939   (22,558)
                                           ------        -------   -------   -------
Cash flows from investing activities:
 Acquisition of property,
  plant and equipment, net                (10,008)       (28,102)  (34,153)  (54,252)
                                           ------        -------   -------   -------
 Net cash used by investing activities    (10,008)       (28,102)  (34,153)  (54,252)
                                           ------        -------   -------   -------
Cash flows from financing activities:
 Issuance of Series A preferred stock        -             4,500      -         -
 Net proceeds from newly-issued debt       10,000         28,000    50,000    67,250
 Net payments on long-term debt              (128)          (189)  (45,621)     (362)
 Common stock dividends                      (939)        (1,207)   (1,028)     (849)
 Preferred stock dividends                   (133)           (50)     -         -
 Other                                       -               (37)       34      -
                                           ------        -------   -------   -------
 Net cash provided by financing activities  8,800         31,017     3,385    66,039
                                           ------        -------   -------   -------
Net decrease in cash                       (1,097)        (1,613)     (829)  (10,771)

Cash, beginning of period                   1,124          2,737     3,566    14,337
                                           ------        -------   -------   -------
Cash, end of period                       $    27       $  1,124  $  2,737   $ 3,566
                                           ======        =======   =======   =======

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


     Change in fiscal year end:

On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year. As a result, the Company is reporting an eight-month transition period ending December 31, 1997, in order to change to its new calendar year end.


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


     Concentration of credit risk:

Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, manufacturers of consumer durables, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of December 31, 1997, April 30, 1997 and April 30, 1996, the Company's allowance for doubtful accounts balance was $333, $544 and $430, respectively.


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


     Environmental policy:

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company has not been notified by regulatory authorities of non-compliance with any federal, state or local environmental law or regulation, nor is the Company aware of any such non-compliance.


     Income taxes:

Deferred income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.


     Earnings per common share:

Earnings per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for basic earnings per common share, and by the weighted average number of common shares and share equivalents outstanding during the period for diluted earnings per common share.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company has adopted FAS 128 in these financial statements, which adoption did not have a material effect on its reported earnings per common share for the transition period or for prior years.


2.   INVENTORIES

Inventories consisted of the following as of:

                                  December 31,           April 30,
                                     1997            1997         1996
                                  -----------      --------     -------
     Raw materials                 $ 55,991        $ 84,046     $39,426
     Finished goods                  25,621          21,523      14,538
                                   --------        --------     -------
                                   $ 81,612        $105,569     $53,964
                                   ========        ========     =======

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


3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of the dates presented:

                                                      April 30,
                                 December 31,    -------------------
                                    1997          1997         1996
                                   ------       -------      --------
Land and improvements             $  3,664      $  3,730      $  1,981
Buildings and improvements          58,930        55,525        36,587
Machinery and equipment             96,925        94,603        76,749
                                   -------       -------       -------
                                   159,519       153,858       115,317
Less accumulated depreciation       28,870        23,499        17,960
                                   -------       -------       -------
                                   130,649       130,359        97,357
                                   -------       -------       -------
Construction in progress            15,128        11,077        22,981
                                   -------       -------       -------
                                  $145,777      $141,436      $120,338
                                   =======       =======       =======


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

The balance of long-term debt primarily consists of amounts outstanding under a revolving credit agreement entered into with a group of domestic commercial banks, which agreement provides for borrowings and issuances of letters of credit in amounts totaling up to $80,000 (increased from $60,000 effective December 17, 1996) until termination of the agreement on October 31, 1999. As of December 31, 1997, the Company had unused borrowing capacity of $18,934 under this agreement, which was further limited as of December 31, 1997, as discussed in the following paragraph. The agreement provides for borrowings at varying interest rates set either below the prime rate for LIBOR-based loans or at or slightly above the prime rate for daily revolving credit advances, payable monthly or at the maturity of any LIBOR-based loans. The agreement does not require compensating balances to be maintained.

The Company established a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). The Company formalized this policy in connection with the issuance of the Notes, agreeing with the purchasers of the Notes to a covenant limiting the Company's funded debt to no more than 50% of total capitalization. As of December 31, 1997, the ratio of funded debt to total capitalization was 47.8%. As such, the Company had unused borrowing capacity of $10,066 as of December 31, 1997, in accordance with this debt covenant.

On March 24, 1998, the Company amended its revolving credit facility and the agreements under which the Notes are outstanding to provide these lenders with security interests in the accounts receivable, inventory and selected fixed assets of the Company. Effective with these amendments, the maximum amount of borrowings available to the Company under its revolving credit facility will be based upon percentages of eligible accounts receivable, inventory and selected fixed assets, as defined in the amended revolving credit agreement.

The Notes and the revolving credit agreement both require the maintenance of various financial covenants and ratios. The Company was in compliance with the financial covenants and ratios required by the Notes as of December 31, 1997. The Company was also in compliance, or received necessary waivers for areas of non-compliance, with the financial covenants and ratios required under the revolving credit agreement as of December 31, 1997. Principal payments due on the Company's long-term debt for each of the five years following December 31, 1997 are as follows:

                  1998                     $    209
                  1999                       67,352
                  2000                        7,330
                  2001                        7,364
                  2002                        7,249
                  Thereafter                 21,429
                                           --------
                                           $110,933
                                           ========


Total cash paid for interest during the eight months ended December 31, 1997 was $5,295. Total cash paid for interest in the years ended April 30, 1997, 1996, and 1995 was $7,552, $4,450, and $1,764, respectively. Of the Company's total interest costs, it capitalized $774, $1,244, $2,091 and $1,786 to construction in progress during the eight months ended December 31, 1997, and the years ended April 30, 1997, 1996, and 1995, respectively.


5.   Capital stock

The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

On January 30, 1997, the Company issued 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly beginning March 1, 1997. Shares of Series A Preferred carry a liquidation preference of $20.00 per share, and are convertible on a one-for-one basis into shares of the Company's Class A common stock (a) at any time at the option of the holder, and (b) at the option of the Company under certain circumstances, including if at any time the applicable holding period under Rule 144(k) promulgated under the Securities Act of 1933 has been satisfied and the closing price of the Company's Class A common stock, as reported by the New York Stock Exchange, is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of Series A Preferred to Coil-Tec, Inc. in connection with the Company's acquisition of $4,500 of depreciable assets and certain other operating assets of Coil-Tec, Inc. on January 30, 1997.

The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 shares were issued as of December 31, 1997, and April 30, 1997 and 1996. The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of December 31, 1997, and April 30, 1997 and 1996. Shares of Class B common stock are not transferrable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr.
B. D. Hunter.


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

A summary of the status of the Company's stock option plan as of December 31, 1997, and April 30, 1997 and 1996 and changes during the periods ending on those dates, is as follows:

                                         Options         Weighted Average
                                       Outstanding        Exercise Price
                                       -----------       ----------------
Balance at April 30, 1995                687,000              $18.73
 Options granted                          73,000              $19.50
 Options exercised                        (2,000)             $17.00
 Options canceled or forfeited           (12,500)             $20.18
                                         -------
Balance at April 30, 1996                745,500              $18.78
 Options granted                          98,500              $12.50
 Options exercised                          -                    -
 Options canceled or forfeited            (8,000)             $23.13
                                         -------
Balance at April 30, 1997                836,000              $18.00
 Options granted                         353,000              $13.50
 Options exercised                          -                    -
 Options canceled or forfeited          (342,750)             $20.57
                                         -------
Balance at December 31, 1997             846,250              $15.08
                                         =======

The following table summarizes stock options outstanding and exercisable as of December 31, 1997:

                           Outstanding                   Exercisable
                  ----------------------------       ---------------------
                           Remaining  Average                    Average
  Exercise        No. of    Average   Exercise       No. of      Exercise
 Price Range      Options    Life      Price         Options      Price
-------------     -------   -------   -------        -------     --------
$17.00-$21.50     403,250   4.3 yrs    $17.04        385,750      $17.04
$12.50-$13.50     443,000   3.5 yrs    $13.30           -            -
                  -------   -------    ------        -------      ------
                  846,250   3.9 yrs    $15.08        385,750      $17.04
                  =======   =======    ======        =======      ======

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in the fiscal year ending April 30, 1997, and elected the continued use of APB Opinion No. 25. Accordingly, no compensation expense has been recognized by the Company for its incentive stock plan. Had the fair value method of accounting been applied to the Company's incentive stock plan, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                      Eight
                                   months ended
                                   December 31,      Year ended April 30,
                                       1997           1997           1996
                                     --------        -----          ------
Net income available
 for common shareholders:
  As reported                         $ 883          $6,439         $1,108
  Pro forma                             827           6,402          1,106

Earnings per common share
 (basic and diluted):
  As reported                         $ .10          $  .72         $  .12
  Pro forma                             .09             .72            .12


The pro forma impact only takes into account options granted since April 1996, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively: risk-free interest rates of 5.7%, 6.7%, and 5.1%; dividend yield of .9%; expected common stock market price volatility factor of 47.0%, 50.1%, and 54.8%; and a weighted average expected life of the options of three to five years. The weighted average fair value of options granted for the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively, was $1.90, $3.84, and $4.90.



7.   Income taxes

The components of the provision for income taxes for the transition period ended December 31, 1997, and for the years ended April 30, 1997, 1996, and 1995, respectively, are as follows:

                               Eight months
                                  ended         Years ended April 30,
                               December 31,    ------------------------
                                  1997       1997        1996       1995
                                  ----       ----        ----       ----
 Current:
   Federal                      $(1,528)     $1,284      $  -       $4,736
   State                             65          43         (24)       326
                                 ------      ------      ------     ------
                                 (1,463)      1,327         (24)     5,062
                                 ------      ------      ------     ------
 Deferred (primarily Federal):
   Current                          288        (205)     (1,366)      (143)
   Non-current                    1,661       2,875       2,091      1,118
                                 ------      ------      ------     ------
                                  1,949       2,670         725        975
                                 ------      ------      ------     ------
 Provision for income taxes     $   486      $3,997      $  701     $6,037
                                 ======      ======      ======     ======


Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred income tax liabilities of the Company are comprised of the following as of:

                                                           April 30,
                                         December 31,    -------------
                                            1997        1997       1996
                                           ------      ------     ------
Total deferred tax liabilities,
 primarily related to property basis
 differentials and related effects,
 including accelerated tax depreciation   $14,580      $8,929     $5,133
                                          -------      ------     ------
Deferred tax assets attributable to:
  Non-deductible liabilities and reserves   1,247       1,588      1,514
  Net operating loss carryovers
   expiring through the year ending
   December 31, 2017                        5,095       1,052       -
                                          -------      ------     ------
Total deferred tax assets                   6,342       2,640      1,514
                                          -------      ------     ------
Net deferred tax liabilities, net of
 $1,177, $1,465 and $1,260, respectively,
 reflected in other current assets        $ 8,238      $6,289     $3,619
                                          =======      ======     ======

A reconciliation of the provision for income taxes to the maximum statutory Federal rate of 35% is as follows for the following periods:


                               Eight months
                                  ended        Years ended April 30,
                               December 31,   ------------------------
                                  1997        1997      1996      1995
                                  ----        ----      ----      ----

 Tax at statutory Federal rate    $ 526       $3,670    $ 633    $5,614
 State income taxes, net
  of federal tax benefit           (143)         195      (94)      277
 Amortization of goodwill            67          101      101       101
 Other                               36           31       61        45
                                  -----       ------   ------    ------
                                  $ 486       $3,997    $ 701    $6,037
                                  =====       ======   ======    ======

During the eight months ended December 31, 1997, and the years ended April 30, 1997, 1996, and 1995, the Company made cash payments for income taxes of $1,016, $3,000, $50, and $5,587, respectively. During the year ended April 30, 1997, the Company claimed Federal tax refunds of $1,871, which refunds were received in May 1997.


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

The Company leases a variety of assets for use in its operations. With respect to operating leases of steel processing equipment and certain real property, the Company has negotiated purchase options which are effective prior to or at the end of the lease term of such operating lease agreements. With respect to the Company's operating lease commitments, net aggregate future lease payments as of December 31, 1997, are payable as follows:


                    1998                     $ 4,155
                    1999                       4,059
                    2000                       3,925
                    2001                       3,774
                    2002                       3,730
                    Thereafter                11,325
                                             -------
                                             $30,968
                                             =======



9.   Quarterly financial data (unaudited)

Summarized quarterly financial data for the eight month periods ended December 31, 1997 and 1996, and for the years ended April 30, 1997 and 1996 follows:

                                                                                Year or
                     First     Second       Third     Fourth        Stub       transition
                    quarter    quarter     quarter    quarter    period (1)      period
                    -------    -------     -------    -------    ----------    ----------
Net sales:
  December 1997     $90,514    $99,110        -          -       $56,700(1)    $246,324(3)
  December 1996      78,430     83,983        -          -        43,921(1)     206,334(3)
  April 1997         78,430     83,983     $73,391    $90,759       -           326,563(4)
  April 1996         55,106     62,072      68,486     78,423       -           264,087(4)

Gross profit (loss):
  December 1997       9,070      7,620        -          -         1,763(1)      18,453(3)
  December 1996       8,993      9,206        -          -         3,384(1)      21,583(3)
  April 1997          8,993      9,206       5,776      8,133       -            32,108(4)
  April 1996          4,774     (3,480)(2)   8,028      8,902       -            18,224(4)

Income (loss) before
 income taxes:
  December 1997       4,759      3,205        -          -        (1,268)(1)      6,696(3)
  December 1996       5,362      5,393        -          -           746 (1)     11,501(3)
  April 1997          5,362      5,393       2,014      3,956       -            16,725(4)
  April 1996          1,779     (6,577)(2)   4,491      5,384       -             5,077(4)

Net income (loss):
  December 1997       1,821        772        -          -        (1,577)(1)      1,016(3)
  December 1996       2,570      2,417        -          -          (273)(1)      4,714(3)
  April 1997          2,570      2,417         140      1,362       -             6,489(4)
  April 1996            906     (4,653)(2)   2,153      2,702       -             1,108(4)

Earnings (loss)
 per common share
 (basic and diluted):
  December 1997         .20        .08          -         -        (.18)(1)         .10(3)
  December 1996         .29        .27          -         -        (.03)(1)         .53(3)
  April 1997            .29        .27         .01       .15        -               .72(4)
  April 1996            .10       (.52)(2)     .24       .30        -               .12(4)


(1) Reflects the months of November and December, 1997 and 1996, respectively.
(2) See Note 2 for a discussion of the lower of cost or market inventory adjustment recorded in the second quarter of the year ended April 30, 1996.
(3) Reflects the eight month periods ended December 31, 1997 and 1996, respectively, related to the change of the Company's reporting year to December 31.
(4) Reflects results for the Company's years ended April 30, 1997 and 1996, based upon the
     Company's former fiscal year.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at December 31, 1997, April 30, 1997, and April 30, 1996, and the results of their operations and their cash flows for the eight months ended December 31, 1997, and for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

/s/ Price Waterhouse LLP

St. Louis, Missouri
January 30, 1998, except for Note 4, which is as of March 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information regarding (i) directors of the Company and (ii) the only executive officers of the Company (who are also directors of the Company), is incorporated herein by reference to the information included under the title "Proposal 1: Election of Directors --Nominees for Directors", "--Information as of March 1, 1998 Regarding the Nominees for Directors to be Elected in 1998 for Terms Ending in 2001"; and "--Information as of March 1, 1998 Regarding the Directors Who are Not Nominees for Election and Whose Terms Continue Beyond 1998," contained within the Company's 1998 Proxy Statement. The individuals identified in the 1998 Proxy Statement as executive officers of the Company have been appointed to serve as such until their respective successors are duly elected and have qualified, or until their earlier death, resignation or removal.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information regarding executive compensation is incorporated herein by reference to the information included under the titles "Proposal 1: Election of Directors --Directors' Fees" contained within the Company's 1998 Proxy Statement; "Executive Compensation --Summary Compensation Table", "--Options/ SAR Grants in Last Fiscal Year", "--Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "--Ten-Year Option/SAR Repricings", "--Certain Contracts", and "--Compensation Committee Interlocks and Insider Participation" contained within the Company's 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included under the title "Voting, Voting Securities and Principal Holders Thereof -- Holdings of Management and Principal Shareholders" contained within the Company's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included under the title "Certain Transactions" contained within the Company's 1998 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

         The Company's financial statements together with the report thereon of Price Waterhouse LLP dated January 30, 1998, are set forth herein under
Item 8.

      (2)   Financial Statement Schedules -- Omitted, not applicable.

      (3)   Exhibits

         These Exhibits are numbered in accordance with the Exhibit Table at
Item 601 of Regulation S-K. The following Exhibits listed in the Exhibit Index are filed with this Report:

     4(ii)(b)(1): Amended and Restated Revolving Credit Agreement dated March 24, 1998, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, and SunTrust Bank, Atlanta.

     4(ii)(b)(2): Form of Revolving Credit Note issued in connection with the execution of the Amended and Restated Revolving Credit Agreement of March 24, 1998.

     4(ii)(c)(2): First Amendment to Note Purchase Agreement dated July 14, 1995, entered into as of March 24, 1998, by and among Huntco Inc., Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska..

     4(ii)(c)(5): Subsidiary Guaranty dated March 24, 1998, from HSI Aviation, Inc. entered into in connection with the First Amendment to Note Purchase Agreement dated July 14, 1995.

     4(ii)(d)(1): Form of Security Agreement dated March 24, 1998, executed by each of Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., and HSI Aviation, Inc., in favor of Mercantile Bank National Association, as Collateral Agent for the Company's creditors under that certain Amended and Restated Revolving Credit Agreement dated March 24, 1998, that certain Note Purchase Agreement dated July 14, 1995, as amended, and that certain Collateral Agency and Intercreditor Agreement dated March 24, 1998.

     4(ii)(d)(2): Collateral Agency and Intercreditor Agreement dated March 24, 1998, executed by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc.; Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, SunTrust Bank, Atlanta; Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska.

     10(iii)(A)(7): Description of performance bonus arrangement for the executive officers for the year ending December 31, 1998.

     10(iii)(A)(9): Form of Option Agreement for Awards of Options under 1993 Incentive Stock Plan.

     23(ii):  Consent of Price Waterhouse LLP.

     24: Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, Terry J. Heinz, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

     27:  Financial Data Schedule.


For a listing of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report, see the Exhibits listed under Exhibit Nos. 10(iii)(A)(1) through 10(iii)(A)(10).


(b)   Reports on Form 8-K

The Company filed a Form 8-K on November 17, 1997, which filing discussed the Company's earnings for the three and six months ended October 31, 1997, and certain forward-looking data for the eight month transition period ending December 31, 1997.

The Company filed a Form 8-K on February 2, 1998, which filing discussed the Company's earnings for the eight month transition period ended December 31, 1997, and certain forward-looking data for the calendar year ending December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: March 25, 1998                          By:/s/ Robert J. Marischen
                                                 -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer


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



    /s/ B. D. Hunter               Director, Chairman of the    March 25, 1998
---------------------------------   Board and Chief Executive
      B. D. Hunter                  Officer
                                    (Principal Executive Officer)


    /s/ Robert J. Marischen        Director, Vice Chairman of   March 25, 1998
---------------------------------   Board and Chief Financial
      Robert J. Marischen           Officer (Principal Financial
                                    and Accounting Officer)

    /s/ Terry J. Heinz             Director, President and      March 25, 1998
---------------------------------   Chief Operating Officer
      Terry J. Heinz


    /s/ Donald E. Brandt           Director                     March 25, 1998
---------------------------------
      Donald E. Brandt


    /s/ James J. Gavin, Jr.        Director                     March 25, 1998
---------------------------------
      James J. Gavin, Jr.


    /s/ Michael M. McCarthy        Director                     March 25, 1998
---------------------------------
      Michael M. McCarthy

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

2:  Omitted - not applicable.

3(i): Restated Articles of Incorporation of Huntco Inc. incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form 10-K, filed on July 28, 1995.

3(ii):    Amended and Restated Bylaws of Huntco Inc., incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended October 31, 1997, filed on December 15, 1997.

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

4(ii)(a)(2): Form of Revolving Credit Note issued in connection with the execution of the Revolving Credit Agreement of December 17, 1996 (the "Agreement"), and a schedule of the amount of each Revolving Credit Note issued on December 17, 1996 in conjunction with this Agreement, incorporated by reference to Exhibit 4(iii)(b) of the Company's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997.

4(ii)(a)(3): First Amendment, dated April 30, 1997, to Revolving Credit Agreement dated December 17, 1996, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, NBD Bank, Bank of America Illinois, and SunTrust Bank, Atlanta, incorporated by reference to Exhibit 4(ii)(b)(3) of the Company's fiscal 1997 Annual Report on Form 10-K, filed on July 25, 1997.

4(ii)(b)(1): Amended and Restated Revolving Credit Agreement dated March 24, 1998, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, and SunTrust Bank, Atlanta.

4(ii)(b)(2): Form of Revolving Credit Note issued in connection with the execution of the Amended and Restated Revolving Credit Agreement of March 24, 1998.

4(ii)(c)(1): Note Purchase Agreement dated July 14, 1995, providing for the issuance of $50.0 million of 8.13% ten-year term notes, maturing in equal annual installments from July 15, 1999-2005, by and among Huntco Inc. and each of the purchasers listed on Schedule A thereto, incorporated herein by reference to Exhibit 4(v)(a) of the Company's Form 8-K filed on July 18, 1995.


4(ii)(c)(2): First Amendment to Note Purchase Agreement dated July 14, 1995, entered into as of March 24, 1998, by and among Huntco Inc., Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska..

4(ii)(c)(3): Individual Notes due July 2005, sold pursuant to the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibits 4(b)-(j) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(c)(4): Subsidiary Guaranty dated July 14, 1995, from Huntco Nevada, Inc., Huntco Steel, Inc., and Midwest Products, Inc. entered into in connection with the Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibit 4(k) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(c)(5): Subsidiary Guaranty dated March 24, 1998, from HSI Aviation, Inc. entered into in connection with the First Amendment to Note Purchase Agreement dated July 14, 1995.

4(ii)(d)(1): Form of Security Agreement dated March 24, 1998, executed by each of Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., and HSI Aviation, Inc., in favor of Mercantile Bank National Association, as Collateral Agent for the Company's creditors under that certain Amended and Restated Revolving Credit Agreement dated March 24, 1998, that certain Note Purchase Agreement dated July 14, 1995, as amended, and that certain Collateral Agency and Intercreditor Agreement dated March 24, 1998.

4(ii)(d)(2): Collateral Agency and Intercreditor Agreement dated March 24, 1998, executed by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc.; Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, SunTrust Bank, Atlanta; Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska.

4(ii)(e)(1): Lease Agreement dated as of June 1, 1992 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

4(ii)(e)(2): First Amendment to Lease Agreement dated as of August 17, 1993 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1)(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (33-71426) and filed on November 23, 1993.

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

10(iii)(A)(6): Description of Performance Bonus Arrangement for executive officers for the fiscal year ending April 30, 1998, incorporated by reference to Exhibit 10(iii)(A)(6) of the Company's fiscal 1997 Annual Report on Form 10-K, filed on July 25, 1997.

10(iii)(A)(7): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1998.

10(iii)(A)(8): Huntco Inc. 1993 Incentive Stock Plan, as Amended and Restated in 1996, incorporated herein by reference to Exhibit 10(iii)(A)(2) of the Company's Form 10-Q for the quarter ended July 31, 1996, filed on August 13, 1996.

10(iii)(A)(9): Form of Option Agreement for Awards of Options under 1993 Incentive Stock Plan.

10(iii)(A)(10): Description of tax reimbursement arrangement between the Company and its executive employees upon exercise of non-qualified stock options, incorporated herein by reference to Exhibit 10(iii)(A)(6) of the Company's 1994 Annual Report on Form 10-K, filed on July 29, 1994.

11:  Omitted - not applicable.

12:  Omitted - not applicable.

13:  Omitted - not applicable.

16:  Omitted - not applicable.

18:  Omitted - not applicable.

21: Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Company's fiscal 1997 Annual Report on Form 10-K, filed on July 25, 1997.

22:  Omitted - not applicable.

23(ii):  Consent of Price Waterhouse.

24:  Powers of attorney contained on the signature page found herein.

27:  Financial Data Schedule.

99:  Omitted - not applicable.