Form 10-Q
period 1998-03-31
HUNTCO INC
filed 1998-05-05
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998, or

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of April 16, 1998, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1998 (Unaudited) and December 31, 1997 (Audited)

            Condensed Consolidated Statements of Income
            Three Months Ended March 31, 1998 and 1997 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------


                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,   December 31,
                                                        1998         1997
                                                     ----------   -----------
                                                     (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                 $     21     $     27
 Accounts receivable, net                               52,214       41,643
 Inventories                                            74,714       81,612
 Other current assets                                    3,556        5,015
                                                      --------     --------
                                                       130,505      128,297

Property, plant and equipment, net                     145,762      145,777
Other assets                                            11,394       11,191
                                                      --------     --------
                                                      $287,661     $285,265
                                                      ========     ========


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 38,451     $ 40,027
 Accrued expenses                                        3,153        3,879
 Current maturities of long-term debt                      200          209
                                                      --------     --------
                                                        41,804       44,115
                                                      --------     --------

Long-term debt                                         114,686      110,730
Deferred income taxes                                    9,565        9,415
                                                      --------     --------
                                                       124,251      120,145
                                                      --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53           53
   Class B (issued and outstanding, 3,650)                  37           37
 Additional paid-in-capital                             86,530       86,530
 Retained earnings                                      30,486       29,885
                                                      --------     --------
                                                       121,606      121,005
                                                      --------     --------
                                                      $287,661     $285,265
                                                      ========     ========

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited, in thousands, except per share amounts)

                                                     Three Months
                                                    Ended March 31,
                                                   1998         1997
                                                 -------      -------
Net sales                                        $110,373     $85,501

Cost of sales                                     102,617      78,152
                                                 --------     -------
Gross profit                                        7,756       7,349

Selling, general and administrative expenses        4,718       3,615
                                                 --------     -------
Income from operations                              3,038       3,734

Interest, net                                      (2,021)     (1,755)
                                                 --------     -------
Income before income taxes                          1,017       1,979

Provision for income taxes                            366         755
                                                 --------     -------
Net income                                            651       1,224

Preferred dividends                                    50          33
                                                 --------     -------
Net income available for common shareholders     $    601     $ 1,191
                                                 ========     =======


Earnings per common share:
  Basic                                             $ .07       $ .13
                                                    =====       =====
  Diluted                                           $ .07       $ .13
                                                    =====       =====

Weighted average common shares outstanding:
  Basic                                             8,942       8,942
                                                    =====       =====
  Diluted                                           8,998       8,942
                                                    =====       =====

    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended March 31,
                                                     1998        1997
                                                   -------     -------

Cash flows from operating activities:
 Net income                                        $   651     $ 1,224
                                                   -------     -------
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    2,508       2,156
    Other                                             (427)       (224)
    Decrease (increase) in:
      accounts receivable                          (10,571)     (7,577)
      inventories                                    6,898     (19,178)
      other current assets                           1,459       1,249
      other assets                                    (404)     (2,419)
    Increase (decrease) in:
      accounts payable                              (1,576)     25,139
      accrued expenses                                (726)       (910)
      non-current deferred taxes                       150       1,340
                                                   -------     -------
        Total adjustments                           (2,689)       (424)
                                                   -------     -------
 Net cash provided (used) by operations             (2,038)        800
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net  (1,865)    (11,831)
                                                   -------     -------
 Net cash used by investing activities              (1,865)    (11,831)
                                                   -------     -------
Cash flows from financing activities:
 Issuance of Series A preferred stock                 -          4,500
 Net proceeds from newly-issued debt                 4,000       5,500
 Payments on long-term debt                            (53)        (47)
 Common stock dividends                               -           (313)
 Preferred stock dividends                             (50)        (33)
 Other                                                -            (37)
                                                   -------     -------
 Net cash provided by financing activities           3,897       9,570
                                                   -------     -------
Net decrease in cash                                    (6)     (1,461)

Cash, beginning of period                               27       1,759
                                                   -------     -------
Cash, end of period                                $    21     $   298
                                                   =======     =======

          See Accompanying Notes to Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of income and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Huntco Inc. (the
"Company") without audit.   In the opinion of management, all adjustments
(which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted where inapplicable.   A summary of
the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's transition report on Form 10-K for the eight months ended December 31, 1997 (the "transition period")(the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 30, 1998. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended December 31, 1997, included in the aforementioned Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     March 31,          December 31,
                                       1998                1997
                                     -------            ---------
     Raw materials                   $ 57,224            $ 55,991
     Finished goods                    17,490              25,621
                                     --------            --------
                                     $ 74,714            $ 81,612
                                     ========            ========

     The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     COMMON STOCK DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on May 1, 1998, payable on May 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 1998 Forecast" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's transition report on Form 10-K for the eight months ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998.


RESULTS OF OPERATIONS

Net sales were $110.4 million for the quarter ended March 31, 1998, an increase of 29.1% in comparison to net sales of $85.5 million for the three months ended March 31, 1997 (the "prior year's first quarter"). The Company attributes the increase in net sales to higher levels of tons processed, with these volume driven increases in net sales being partially offset by lower average selling prices. The Company processed and shipped a record 340,102 tons of steel in the first quarter of 1998, an increase of 37.0% in comparison to the prior year's first quarter. The bulk of the Company's net sales increase was attributable to its increase in sales of cold rolled products, as the Company sold 85,840 tons of cold rolled products during the first quarter of 1998 versus 48,846 tons during the comparable period of the prior year. Average per ton selling values declined 6.5% in the first quarter of 1998, in comparison to prior year levels, reflecting lower prices for hot rolled steel coils charged by the Company's suppliers.

Approximately 23.8% of the tons processed in the first quarter of 1998 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 22.3% in the comparable period of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

Gross profit expressed as a percentage of net sales was 7.0% for the quarter ended March 31, 1998, which compares to 8.6% for the quarter ended March 31, 1997. The Company's gross profit percentage declined from that of the prior year's first quarter given declines in steel prices, higher levels of equipment lease expense included in cost of sales, and lower percentage margin sales resulting from start-up expenses relating to the Company's new coil pickling line at its Blytheville facility.

Selling, general and administrative ("SG&A") expenses of $4.7 million reflect an increase of $1.1 million over the prior year's first quarter. SG&A expenses increased slightly as a percentage of net sales from 4.2% during the first quarter of 1997 to 4.3% of net sales during the first quarter of 1998. The increase in SG&A expenses is attributable to the higher level of business activity conducted throughout the Company, including overhead expenses related to the Company's new South Carolina facility.

Income from operations was $3.0 million in the quarter ended March 31, 1998, a decrease of $.7 million in comparison to income from operations of $3.7 million as reported for the corresponding period of the prior year. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $2.0 million and $1.8 million was incurred during the quarters ended March 31, 1998 and 1997, respectively. This increase reflects borrowings to support higher working capital levels and slightly higher interest rates charged on the Company's revolving credit borrowings in 1998 versus 1997. The Company capitalized $.3 million and $.2 million of interest costs to construction in progress during the three months ended March 31, 1998 and 1997, respectively.

The effective income tax rate experienced by the Company was 36.0% in the first quarter of 1998, which declined from the 38.2% effective income tax rate recognized during the prior year's first quarter. This decrease is the result of the recognition of certain state tax benefits by the Company.

Net income available for common shareholders for the first quarter of 1998 was $.6 million, or $.07 per share both basic and diluted, which compares to net income available for common shareholders of $1.2 million, or $.13 per share both basic and diluted, for the prior year's first quarter. This decrease reflects the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.9 million and $11.8 million of cash during the quarters ended March 31, 1998 and 1997, respectively, to acquire property, plant and equipment. During the first quarter of 1998 such expenditures primarily related to the Company's second coil pickling line being constructed in Blytheville, Arkansas. Construction of the Company's new facility in South Carolina and the acquisition of certain steel processing equipment from Coil-Tec, Inc. on January 30, 1997, were the principal property additions attributable to the comparable period of the prior year.

In order to fund these asset additions, the Company borrowed additional funds on its revolving credit facility, which increased by a total of $4.0 million and $5.5 million during the three months ended March 31, 1998 and 1997, respectively, and issued its $4.5 million of Series A Preferred Stock on January 30, 1997.

Net cash used by operations was $2.0 million for the three months ended March 31, 1998. This use of cash by operating activities was funded by additional borrowings on the Company's revolving credit facility. In terms of working capital management during the three months ended March 31, 1998, cash generated from net income, non-cash depreciation and amortization charges, and reductions in inventory and other current asset balances, served to offset the growth in the Company's accounts receivable balance stemming from increased net sales during the three months ended March 31, 1998.

For the three months ended March 31, 1997, the Company generated $.8 million of cash from operations. During this same time period, the Company saw its investment in inventories and accounts receivable increase $19.2 million and $7.6 million, respectively, with such increases being funded primarily by a corresponding $25.1 million increase in the Company's accounts payable balance.

On March 24, 1998, the Company amended its primary long-term debt agreements to provide these lenders with security interests in the accounts receivable, inventory and selected fixed assets of the Company. Effective with these amendments, the maximum amount of borrowings available to the Company under its revolving credit facility is based upon percentages of eligible accounts receivable, inventory and selected fixed assets, as defined in the amended revolving credit agreement.

The Company's long-term notes and the revolving credit agreement, as amended, both require the maintenance of various financial covenants and ratios. The Company was in compliance with the financial covenants and ratios required by these agreements, as amended, as of March 31, 1998.

As of March 31, 1998, the Company had unused borrowing capacity of $15.1 million under its $80.0 million revolving credit facility. This amount was further limited to $6.7 million of unused borrowing capacity as of March 31, 1998, given the constraint of complying with the Company's funded debt to total capitalization covenant. The Company maintains a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity), which policy has been incorporated into the Company's primary long-term debt agreements. As of March 31, 1998, the ratio of the Company's funded debt to total capitalization was 48.6%.

During the quarter ended March 31, 1998, the Company paid dividends on its Series A preferred stock of $.1 million, with no dividends paid on its common stock with the Company's transition to its new calendar year reporting cycle. During the quarter ended March 31, 1997, the Company paid dividends on its common and preferred stock of $.3 million.

No other significant capital projects are currently committed to by the Company beyond completion of the second pickling line at the Blytheville facility. The Company expects to fund the approximate $2.0 million to $3.0 million of anticipated additional 1998 capital expenditures with net cash to be provided by operations and/or through additional borrowings.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during the balance of 1998.

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

PART II.    OTHER INFORMATION
-----------------------------
Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on February 4, 1998, which filing discussed under
Item 5, Other Events, the Company's earnings for the eight month transition period ended December 31, 1997, as well as providing certain forward-looking data for the fiscal year ending December 31, 1998.

The Company filed a Form 8-K on April 16, 1998, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months ended March 31, 1998, as well as providing certain forward-looking data for the fiscal year ending December 31, 1998.

                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: May 5, 1998                         By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

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