Form 10-Q
period 1998-06-30
HUNTCO INC
filed 1998-08-12
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998, or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1998, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1998 (Unaudited) and December 31, 1997 (Audited)

            Condensed Consolidated Statements of Income
            Six and Three Months Ended June 30, 1998 and 1997 (Unaudited)

            Condensed Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1998 and 1997 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,   December 31,
                                                        1998         1997
                                                     ----------   -----------
                                                     (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                  $     19     $     27
 Accounts receivable, net                                52,758       41,643
 Inventories                                             90,591       81,612
 Other current assets                                     2,862        5,015
                                                       --------     --------
                                                        146,230      128,297
Property, plant and equipment, net                      147,138      145,777
Other assets                                             11,424       11,191
                                                       --------     --------
                                                       $304,792     $285,265
                                                       ========     ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 48,572     $ 40,027
 Accrued expenses                                         4,188        3,879
 Current maturities of long-term debt                       215          209
                                                       --------     --------
                                                         52,975       44,115
                                                       --------     --------

Long-term debt                                          120,527      110,730
Deferred income taxes                                     9,565        9,415
                                                       --------     --------
                                                        130,092      120,145
                                                       --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)         4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                   53           53
   Class B (issued and outstanding, 3,650)                   37           37
 Additional paid-in-capital                              86,530       86,530
 Retained earnings                                       30,605       29,885
                                                       --------     --------
                                                        121,725      121,005
                                                       --------     --------
                                                       $304,792     $285,265
                                                       ========     ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                 HUNTCO INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (unaudited, in thousands, except per share amounts)

                                         Six Months           Three Months
                                        Ended June 30         Ended June 30
                                       1998       1997       1998       1997
                                     -------    -------     -------    ------
Net sales                           $215,097   $179,158    $104,724   $93,657

Cost of sales                        199,579    162,753      96,962    84,601
                                     -------    -------      ------    ------

Gross profit                          15,518     16,405       7,762     9,056

Selling, general and
 administrative expenses               9,718      8,316       5,000     4,701
                                     -------    -------      ------    ------

Income from operations                 5,800      8,089       2,762     4,355

Interest, net                         (4,017)    (3,581)     (1,997)   (1,826)
                                     -------    -------      ------    ------

Income before income taxes             1,783      4,508         765     2,529

Provision for income taxes               650      1,712         283       957
                                     -------    -------      ------    ------

Net income                             1,133      2,796         482     1,572

Preferred dividends                      100         83          50        50
                                     -------    -------      ------    ------
Net income available
 for common shareholders            $  1,033   $  2,713     $   432   $ 1,522
                                     =======    =======      ======    ======

Earnings per common share
 (basic and diluted)                  $  .12   $    .30     $   .05   $   .17
                                       =====      =====       =====     =====

Weighted average
 common shares outstanding:
  Basic                                8,942      8,942       8,942     8,942
                                       =====      =====       =====     =====
  Diluted                              8,972      8,942       8,946     8,942
                                       =====      =====       =====     =====

    See Accompanying Notes to Condensed Consolidated Financial Statements

                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Six Months
                                                            Ended June 30,
                                                          1998        1997
                                                        -------      -------
Cash flows from operating activities:
 Net income                                            $  1,133      $ 2,796
                                                        -------      -------
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
    Depreciation and amortization                         4,954        4,364
    Other                                                  (428)        (224)
    Decrease (increase) in:
      accounts receivable                               (11,115)      (9,450)
      inventories                                        (8,979)     (28,770)
      other current assets                                2,153        1,310
      other assets                                         (648)      (3,194)
    Increase in:
      accounts payable                                    8,545       22,063
      accrued expenses                                      309        3,495
      non-current deferred taxes                            150        1,121
                                                        -------      -------
        Total adjustments                                (5,059)      (9,285)
                                                        -------      -------
 Net cash (used) by operations                           (3,926)      (6,489)
                                                        -------      -------
Cash flows from investing activities:
 Cash used to acquire property, plant and equipment      (5,473)     (12,225)
                                                        -------      -------
Cash flows from financing activities:
 Issuance of Series A preferred stock                      -           4,500
 Net proceeds from newly-issued debt                      9,978       13,500
 Payments on long-term debt                                (174)         (95)
 Common stock dividends                                    (313)        (626)
 Preferred stock dividends                                 (100)         (83)
 Other                                                     -             (37)
                                                        -------      -------
 Net cash provided by financing activities                9,391       17,159
                                                        -------      -------
Net decrease in cash                                         (8)      (1,555)
Cash, beginning of period                                    27        1,759
                                                        -------      -------
Cash, end of period                                     $    19      $   204
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of income for the six and three months ended June 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Huntco Inc. (the
"Company") without audit.   In the opinion of management, all adjustments
(which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted where inapplicable.   A summary of
the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's transition report on Form 10-K for the eight months ended December 31, 1997 (the "transition period")(the "Form 10-K"), which Form 10-
K was filed with the Securities and Exchange Commission on March 30, 1998.
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended December 31, 1997, included in the aforementioned Form 10-K. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     June 30,          December 31,
                                       1998                1997
                                     -------            ---------
     Raw materials                   $ 74,559            $ 55,991
     Finished goods                    16,032              25,621
                                     --------            --------
                                     $ 90,591            $ 81,612
                                     ========            ========

     The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     COMMON STOCK DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on July 31, 1998, payable on August 14, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 1998 Forecast" included within Item 7, Management's
Discussion and Analysis of Financial Condition and Results of Operations, of the Company's transition report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 1998.


RESULTS OF OPERATIONS

Net sales were $104.7 million for the quarter ended June 30, 1998, an increase of 11.8% in comparison to net sales of $93.7 million for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 were $215.1 million, an increase of 20.1% in comparison to net sales of $179.2 million for the six months ended June 30, 1997. The Company attributes the increases in net sales to higher levels of tons processed, with such volume driven increases being partially offset by lower average selling prices. The Company processed and shipped 330,731 and 670,833 tons of steel in the three and six months ended June 30, 1998, an increase of 21.9% and 29.1%, respectively, in relation to the comparable periods of the prior year.

The Company's net sales increase was driven by higher sales of cold rolled products. The Company sold 72,204 and 158,044 tons of cold rolled products during the three and six months ended June 30, 1998, versus 60,475 and 109,321 tons during the comparable periods of the prior year. Average per ton selling values declined 6.5% during the three and six months ended June 30, 1998, in comparison to prior year levels, reflecting lower prices for hot rolled steel coils charged by the Company's suppliers.

Approximately 24.3% and 24.0% of the tons processed in the three and six months ended June 30, 1998 represented customer-owned material processed on a per ton, fee basis, versus tolling percentages of 21.6% and 21.9% in the comparable period of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

Gross profit, expressed as a percentage of net sales, was 7.4% and 7.2% for the three and six months ended June 30, 1998; compared to 9.7% and 9.2% for the three and six months ended June 30, 1997. The decline in the Company's gross profit percentage is attributable to declines in steel prices, higher levels of equipment lease expense included in cost of sales, and lower percentage margin sales resulting from start-up expenses relating to the Company's new coil pickling line at its Blytheville facility.

Selling, general and administrative ("SG&A") expenses of $5.0 million and $9.7 million for the three and six months ended June 30, 1998, reflect increases of $.3 million and $1.4 million over the comparable periods of the prior year. The increases in SG&A expenses are attributable to the higher level of business activity conducted throughout the Company, including overhead expenses related to the Company's new South Carolina facility. However, SG&A expenses, when expressed as a percentage of net sales, declined slightly from 5.0% and 4.6% during the three and six months ended June 30, 1997, to 4.8% and 4.5% of net sales during the three and six months ended June 30, 1998.

Income from operations was $2.8 million and $5.8 million during the three and six months ended June 30, 1998, which amounts decreased $1.6 million and $2.3 million from prior year levels. These decreases reflect the factors discussed in the preceding paragraphs.

Net interest expense of $2.0 million and $4.0 million was incurred during the three and six months ended June 30, 1998. During the comparable periods of calendar 1997, net interest expense of $1.8 million and $3.6 million were incurred. These increases reflect borrowings to support higher working capital levels and slightly higher interest rates charged on the Company's revolving credit borrowings in 1998 versus 1997. The Company capitalized $.3 million and $.6 million of interest costs to construction in progress during the three and six months ended June 30, 1998. During the comparable periods of the prior year, the Company capitalized $.2 million and $.5 million of interest costs to construction in progress.

The effective income tax rates experienced by the Company were 37.0% and 36.4% during the three and six months ended June 30, 1998, which rates declined from the 37.8% and 38.0% effective income tax rates recognized during the comparable periods of the prior year. These decreases are due to the Company's recognition of certain state tax benefits.

Net income available for common shareholders for the three months ended June 30, 1998 was $.4 million, or $.05 per share both basic and diluted. This quarterly performance compares to net income available for common shareholders of $1.5 million, or $.17 per share both basic and diluted, for the comparable period of the prior year. Net income available for common shareholders for the six months ended June 30, 1998 was $1.0 million, or $.12 per share both basic and diluted. This six month performance compares to net income available for common shareholders of $2.7 million, or $.30 per share both basic and diluted, for the comparable period of the prior year. These decreases reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $3.9 million and $6.5 million for the six months ended June 30, 1998 and 1997, respectively. The Company's operating activities were primarily funded by borrowings on the Company's revolving credit facility. In terms of the timing of working capital needs, the following is of note.

The Company's investment in accounts receivable is typically lower as of December 31, as compared to June 30. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the June 30 period end is typically higher for the Company, as compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $11.1 million and $9.5 million increases in accounts receivable for the six months ended June 30, 1998 and 1997, respectively, follow this seasonality.

During the six months ended June 30, 1998 and 1997, the Company saw its investment in inventories increase $9.0 million and $28.8 million, in comparison to inventories at December 31, 1997 and 1996, respectively. Inventory levels can be heavily influenced by the source of the Company's raw material supply. Use of imported steel typically requires the Company to maintain higher levels of inventory. Receipt of imported steel is normally by large ocean-going vessel, with longer lead times required and less predictable delivery schedules for such bulk import orders; when compared to the procurement process faced by the Company when it purchases its steel coils from domestic producing mills.

The timing of receipt of imported steel coils can significantly impact the balance of the Company's inventories on any given day. During the six months ended June 30, 1998 and 1997, the Company shifted a major portion of its steel purchases to imported coils, given the accessibility of such material at prices lower than the price charged by the Company's domestic suppliers. In order to fund this increased investment in inventories, the Company has been able to procure more favorable payment terms from its import vendors, versus those terms typically offered by its domestic suppliers. As a result, the Company's balance of accounts payable increased $8.5 million and $22.1 million during the six months ended June 30, 1998 and 1997.

The Company used $5.5 million and $12.2 million of cash during the six months ended June 30, 1998 and 1997, respectively, to acquire property, plant and equipment. During the first half of 1998 such expenditures primarily related to the Company's second coil pickling line and improvements to the cold rolling mill, both located in Blytheville, Arkansas, as well as the acquisition and installation of a heavy gauge cut-to-length line for the Pasadena, Texas facility. Construction of the Company's new facility in South Carolina and the acquisition of certain steel processing equipment from Coil-Tec, Inc. on January 30, 1997, were the principal property additions attributable to the comparable period of the prior year.

The primary source of financing for these property additions came from the Company's revolving credit facility, which increased by a total of $10.0 million and $13.5 million during the six months ended June 30, 1998 and 1997, respectively. The Company also issued its $4.5 million of Series A Preferred Stock on January 30, 1997 to the shareholder of Coil-Tec in exchange for certain of its assets. No other significant capital projects are currently committed to by the Company. The Company expects to fund the approximate $1.0 million to $1.5 million of anticipated additional 1998 capital expenditures with net cash to be provided by operations and/or through additional borrowings.

On March 24, 1998, the Company amended its primary long-term debt agreements to provide its lenders with security interests in the accounts receivable, inventory and selected fixed assets of the Company. Effective with these amendments, the maximum amount of borrowings available to the Company under its revolving credit facility is based upon percentages of eligible accounts receivable, inventory and selected fixed assets, as defined in the amended revolving credit agreement.

The Company's long-term notes and the revolving credit agreement, as amended, both require the maintenance of various financial covenants and ratios. The Company was in compliance with the financial covenants and ratios required by these agreements, as amended, as of June 30, 1998.

As of June 30, 1998, the Company had unused borrowing capacity of $10.1 million under its $80.0 million revolving credit facility. This amount was further limited to $1.0 million of unused borrowing capacity as of June 30, 1998, given the constraint of complying with the Company's funded debt to total capitalization covenant. The Company maintains a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity), which policy has been incorporated into the Company's primary long-term debt agreements. As of June 30, 1998, the ratio of the Company's funded debt to total capitalization was 49.8%.

During the six months ended June 30, 1998, the Company paid dividends of $.1 million on its Series A preferred stock and $.3 million on its common stock, versus payments of $.1 million and $.6 million, respectively, for the comparable period of the prior year.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its working capital needs, capital expenditure commitments, and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during the balance of 1998.

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

PART II.    OTHER INFORMATION
-----------------------------

Item 5.     Other Information
-----------------------------

Any shareholder proposal submitted with respect to Huntco Inc.'s 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Huntco Inc. after February 23, 1999.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on April 16, 1998, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months ended June 30, 1998, as well as providing certain forward-looking data for the fiscal year ending December 31, 1998.

The Company filed a Form 8-K on July 21, 1998, which filing discussed under
Item 5, Other Events, the Company's earnings for the three and six months ended June 30, 1998, as well as providing certain forward-looking data for the fiscal year ending December 31, 1998.

                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: August 5, 1998                          By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

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