Form 10-Q/A
period 1998-06-30
HUNTCO INC
filed 1998-11-13
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

PART II.    OTHER INFORMATION
-----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on May 7, 1998.

     (b) The following directors were elected to serve terms of three years, with such terms to expire in 2001: James J. Gavin, Jr. and Terry J. Heinz. The remaining directors include B. D. Hunter and Robert J. Marischen, whose terms expire in 1999, and Donald E. Brandt and Michael M. McCarthy whose terms expire in 2000.

     (c) With respect to the vote for directors, Mr. Gavin received 40,559,281 votes in favor of election, with 187,165 votes withheld, and Mr. Heinz received 40,559,381 votes in favor of election, with 187,065 votes withheld. Brokers were permitted to vote on the election of directors in the absence of instructions from street name holders; broker non-votes did not occur in this matter.

     (d)    Not applicable.



                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: November 13, 1998                       By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer