Form 10-Q
period 1998-09-30
HUNTCO INC
filed 1998-11-13
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998, or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 11, 1998, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1998 (Unaudited) and December 31, 1997 (Audited)

           Condensed Consolidated Statements of Operation
           Nine and Three Months Ended September 30, 1998 and 1997 (Unaudited)

           Condensed Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1998 and 1997 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,   December 31,
                                                      1998           1997
                                                   ----------     -----------
                                                   (unaudited)     (audited)
ASSETS
Current assets:
 Cash                                                $     18       $     27
 Accounts receivable, net                              49,714         41,643
 Inventories                                           88,524         81,612
 Other current assets                                   2,341          5,015
                                                     --------       --------
                                                      140,597        128,297
Property, plant and equipment, net                    146,575        145,777
Other assets                                           11,436         11,191
                                                     --------       --------
                                                     $298,608       $285,265
                                                     ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 47,792       $ 40,027
 Accrued expenses                                       2,754          3,879
 Current maturities of long-term debt                   7,358            209
                                                     --------       --------
                                                       57,904         44,115
                                                     --------       --------

Long-term debt                                        111,153        110,730
Deferred income taxes                                   9,293          9,415
                                                     --------       --------
                                                      120,446        120,145
                                                     --------       --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)       4,500          4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                 53             53
   Class B (issued and outstanding, 3,650)                 37             37
 Additional paid-in-capital                            86,530         86,530
 Retained earnings                                     29,138         29,885
                                                     --------       --------
                                                      120,258        121,005
                                                     --------       --------
                                                     $298,608       $285,265
                                                     ========       ========

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
             (unaudited, in thousands, except per share amounts)

                                        Nine Months           Three Months
                                     Ended September 30    Ended September 30
                                       1998       1997       1998       1997
                                     -------    -------     -------    ------
Net sales                           $310,744   $273,061     $95,646   $93,903

Cost of sales                        290,070    248,489      90,490    85,736
                                     -------    -------      ------    ------

Gross profit                          20,674     24,572       5,156     8,167

Selling, general and
 administrative expenses              14,615     12,603       4,897     4,287
                                     -------    -------      ------    ------

Income from operations                 6,059     11,969         259     3,880

Interest, net                         (6,012)    (5,557)     (1,995)   (1,976)
                                     -------    -------      ------    ------

Income (loss) before income taxes         47      6,412      (1,736)    1,904

Provision (benefit) for income taxes      17      2,419        (632)      707
                                     -------    -------      ------    ------

Net income (loss)                         30      3,993      (1,104)    1,197

Preferred dividends                      150        133          50        50
                                     -------    -------      ------    ------
Net income (loss) available
 for common shareholders            $   (120)  $  3,860     $(1,154)  $ 1,147
                                     =======    =======      ======    ======

Earnings (loss) per common share
 (basic and diluted)                  $ (.01)    $  .43      $ (.13)   $  .13
                                       =====      =====       =====     =====

Weighted average
 common shares outstanding:
  Basic                                8,942      8,942       8,942     8,942
                                       =====      =====       =====     =====
  Diluted                              8,962      8,946       8,942     8,954
                                       =====      =====       =====     =====

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                          1998        1997
                                                        -------      -------
Cash flows from operating activities:
 Net income                                            $     30      $ 3,993
                                                        -------      -------
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                         7,453        6,524
    Other                                                  (428)        (185)
    Decrease (increase) in:
      accounts receivable                                (8,071)     (12,873)
      inventories                                        (6,911)     (27,893)
      other current assets                                2,673        1,139
      other assets                                         (888)      (4,725)
    Increase (decrease) in:
      accounts payable                                    7,765       29,771
      accrued expenses                                   (1,125)       1,391
      non-current deferred taxes                           (122)       1,271
                                                        -------      -------
        Total adjustments                                   346       (5,580)
                                                        -------      -------
 Net cash provided (used) by operations                     376       (1,587)
                                                        -------      -------
Cash flows from investing activities:
 Cash used to acquire property, plant and equipment      (7,182)     (16,982)
                                                        -------      -------
Cash flows from financing activities:
 Issuance of Series A preferred stock                      -           4,500
 Net proceeds from newly-issued debt                      7,978       14,500
 Payments on long-term debt                                (405)        (142)
 Common stock dividends                                    (626)        (939)
 Preferred stock dividends                                 (150)        (133)
 Other                                                     -             (37)
                                                        -------      -------
 Net cash provided by financing activities                6,797       17,749
                                                        -------      -------
Net decrease in cash                                         (9)        (820)
Cash, beginning of period                                    27        1,759
                                                        -------      -------
Cash, end of period                                     $    18      $   939
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operation for the nine and three months ended September 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 have been
prepared by Huntco Inc. (the "Company") without audit.   In the opinion of
management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been condensed or omitted where inapplicable.   A summary of
the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's transition report on Form 10-K for the eight months ended December 31, 1997 (the "transition period")(the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 30, 1998. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the transition period ended December 31, 1997, included in the aforementioned Form 10-K. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                   September 30,        December 31,
                                       1998                1997
                                     -------            ---------
     Raw materials                   $ 63,317            $ 55,991
     Finished goods                    25,207              25,621
                                     --------            --------
                                     $ 88,524            $ 81,612
                                     ========            ========

     The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.     COMMON STOCK DIVIDENDS

The Company's Board of Directors declared a dividend of $.035 per share on its shares of Class A common stock and Class B common stock for shareholders of record on November 4, 1998, payable on November 16, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1998 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 1998 Forecast" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's transition report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 1998. The Company has also provided updates of its forward-looking information during the course of 1998 by way of the filing of various Current Reports on Form 8-K, the three most recent of which are referred to under Item 6(b) below.


RESULTS OF OPERATIONS

Net sales were $95.6 million for the quarter ended September 30, 1998, an increase of 1.9% in comparison to net sales of $93.9 million for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 were $310.7 million, an increase of 13.8% in comparison to net sales of $273.1 million for the nine months ended September 30, 1997.

The Company experienced a decrease in total tons sold and toll processed of 2.5% when comparing the quarters ended September 30, 1998 and 1997. The Company sold and processed 288,044 tons of steel during the three months ended September 30, 1998, which compares to 295,535 tons for the three months ended September 30, 1997. However, total net sales dollars for the Company increased on a third quarter 1998 versus 1997 comparative basis. Direct non-tolling sales volume measured in tons shipped increased 3.7%, which increase was offset by lower tolling volume as the Company toll processed less customer-owned material on a per ton fee basis during the 1998 third quarter (21.0% of total volume), than it did in the 1997 third quarter (25.7%). Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. The reduced level of tolling volume reflected a move to off-shore purchasing by certain of the Company's tolling customers who traditionally buy from the Nucor mill at Hickman, Arkansas and use the Company's Blytheville facility for toll slitting and pickling.

In comparison to the first seven months of 1998, sharply lower shipping levels of processed hot rolled products and cold rolled master coils were experienced at the Company's Blytheville facility during the month of August, 1998 and into September, as the Company installed new computer systems at this facility. Blytheville is the last of the Company's facilities to be converted to the new computer system.

The environment of deteriorating steel prices charged by the Company's suppliers encouraged inventory liquidations and delays in purchases by the Company's customers. This was especially acute in the markets served by the Blytheville facility, reflecting the substantial disparity between hot rolled steel prices charged by local, domestic suppliers and the landed cost of imported hot bands. These steel price reductions also resulted in lower average selling prices for the Company, which prices declined 5.2% on a third quarter 1998 versus 1997 comparative basis, which price decreases also served to deflate the Company's level of net sales.

The Company attributes the year-to-date increase in net sales to higher levels of tons processed, with such volume driven increases being partially offset by lower average selling prices. The Company processed and shipped 958,877 tons of steel in the nine months ended September 30, 1998, an increase of 17.6% over the comparable period of the prior year.

The Company's year-to-date net sales increase was driven by higher sales of cold rolled products. The Company sold 216,758 tons of cold rolled products during the nine months ended September 30, 1998, versus 161,249 tons in the comparable period of the prior year. Average per ton selling values declined 5.5% during the nine months ended September 30, 1998, in comparison to prior year levels. The level of customer-owned material processed on per ton, fee basis for the nine months ended September 30, 1998 (23.1% of total volume) approximated that of the comparable period of the prior year (23.3%).

Gross profit, expressed as a percentage of net sales, was 5.4% and 6.7% for the three and nine months ended September 30, 1998, compared to 8.7% and 9.0% for the three and nine months ended September 30, 1997. The decline in the Company's gross profit percentage is attributable to reduced steel prices, lower 1998 third quarter shipping and production volumes (including lower levels of toll processing) that negatively impacted fixed cost overhead absorption, and higher levels of equipment lease expense included in cost of sales.

Selling, general and administrative ("SG&A") expenses of $4.9 million and $14.6 million for the three and nine months ended September 30, 1998, reflect increases of $.6 million and $2.0 million over the comparable periods of the prior year. The increases in SG&A expenses are generally attributable to the higher level of business activity conducted throughout the Company, including overhead expenses related to the Company's new South Carolina facility. SG&A expenses, when expressed as a percentage of net sales, increased from 4.6% for both the three and nine months ended September 30, 1997, to 5.1% and 4.7% of net sales during the three and nine months ended September 30, 1998. Declines in selling values of the Company's products during 1998 provided for less percentage absorption of the Company's selling and administrative efforts.

Income from operations was $.3 million and $6.1 million during the three and nine months ended September 30, 1998, which amounts decreased $3.6 million and $5.9 million from prior year levels. These decreases reflect the factors discussed in the preceding paragraphs.

Net interest expense of $2.0 million and $6.0 million was incurred during the three and nine months ended September 30, 1998. During the comparable periods of calendar 1997, net interest expense of $2.0 million and $5.6 million were incurred. The increase for the nine month period reflects borrowings to support higher working capital levels and slightly higher interest rates charged on the Company's revolving credit borrowings in 1998 versus 1997. The Company capitalized $.4 million and $1.0 million of interest costs to construction in progress during the three and nine months ended September 30, 1998. During the comparable periods of the prior year, the Company capitalized $.3 million and $.8 million of interest costs to construction in progress.

The effective income tax (benefit) rates experienced by the Company were (36.4)% and 36.2% during the three and nine months ended September 30, 1998, which rates declined from the 37.1% and 37.7% effective income tax rates recognized during the comparable periods of the prior year. These decreases are due to the Company's recognition of certain state tax benefits for the year to date 1998 versus 1997 comparison. For the quarter ended September 30, 1998 versus 1997 contrast, the lower effective income tax rate is due to the effects of non-deductible expenses incurred by the Company applied to pre-tax income for 1997, versus a pre-tax loss for 1998.

The Company incurred a net loss for common shareholders for the three months ended September 30, 1998 of $1.2 million, or $.13 per share both basic and diluted. This quarterly performance compares to net income available for common shareholders of $1.1 million, or $.13 per share both basic and diluted, for the comparable period of the prior year. The Company incurred a net loss for common shareholders for the nine months ended September 30, 1998 of $.1 million, or $.01 per share both basic and diluted. This nine month performance compares to net income available for common shareholders of $3.9 million, or $.43 per share both basic and diluted, for the comparable period of the prior year. These decreases reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated $.4 million of cash from operating activities during the nine months ended September 30, 1998, which compares to net cash used by operations of $1.6 million for the comparable period of the prior year.
During the nine months ended September 30, 1998 and 1997, the Company was able to fund much of its increased investments in accounts receivable and inventory with non-cash depreciation and amortization charges and increases in accounts payable. During the nine months ended September 30, 1997, the Company also utilized additional borrowings on the Company's revolving credit facility to round out its working capital needs.

In terms of the timing of working capital needs, the following is of note.
The Company's investment in accounts receivable is typically lower as of December 31, as compared to its interim quarter ends of March, June and September. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding its interim quarter ends (e.g., September
30) is typically higher for the Company, as compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $8.1 million and $12.9 million increases in accounts receivable for the nine months ended September 30, 1998 and 1997, respectively, follow this seasonality.

During the nine months ended September 30, 1998 and 1997, the Company saw its investment in inventories increase $6.9 million and $27.9 million, in comparison to inventories at December 31, 1997 and 1996, respectively. Inventory levels can be heavily influenced by the source of the Company's raw material supply. Use of imported steel typically requires the Company to maintain higher levels of inventory. Receipt of imported steel is normally by large ocean-going vessel, with longer lead times required and less predictable delivery schedules for such bulk import orders, as compared to the procurement process faced by the Company when it purchases its steel coils from domestic producing mills.

The timing of receipt of imported steel coils can significantly impact the balance of the Company's inventories on any given day. During the nine months ended September 30, 1998 and 1997, the Company shifted a major portion of its steel purchases to imported coils, given the accessibility of such material at prices lower than that charged by the Company's domestic suppliers. In order to fund this increased investment in inventories, the Company has been able to procure more favorable payment terms from its import vendors, versus those terms typically offered by its domestic suppliers. As a result, the Company's balance of accounts payable increased $7.8 million and $29.8 million during the nine months ended September 30, 1998 and 1997. This trend is expected to continue through the fourth quarter of 1998, and the Company presently expects that its investment in inventories will peak sometime near December 31, 1998.

The Company used $7.2 million and $17.0 million of cash during the nine months ended September 30, 1998 and 1997, respectively, to acquire property, plant and equipment. During 1998, such expenditures primarily involved the Company's second coil pickling line and improvements to the cold rolling mill, both located in Blytheville, Arkansas, as well as the acquisition and installation of a heavy gauge cut-to-length line for the Pasadena, Texas facility. Construction of the Company's new facility in South Carolina, the acquisition of certain steel processing equipment from Coil-Tec, Inc. on January 30, 1997, and costs related to the Company's second coil pickling line located in Blytheville were the principal property additions attributable to the comparable period of the prior year.

The primary source of financing for these property additions came from the Company's revolving credit facility, which increased by a total of $8.0 million and $14.5 million during the nine months ended September 30, 1998 and 1997, respectively. The Company also issued its $4.5 million of Series A Preferred Stock on January 30, 1997 to the shareholder of Coil-Tec in exchange for certain of its assets. The Company does not contemplate any further significant level of capital additions over the course of the next twelve months.

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

The Company's long-term notes and the revolving credit agreement, as amended, both require the maintenance of various financial covenants and ratios. The Company was in compliance with the financial covenants and ratios required by these agreements, as amended, as of September 30, 1998.

As of September 30, 1998, the Company had unused borrowing capacity of $12.1 million under its $80.0 million revolving credit facility. This amount was further limited to $1.7 million of unused borrowing capacity as of September 30, 1998, given the constraint of complying with the Company's funded debt to total capitalization covenant. The Company maintains a policy to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity), which policy has been incorporated into the Company's primary long-term debt agreements. As of September 30, 1998, the ratio of the Company's funded debt to total capitalization was 49.6%.

During the nine months ended September 30, 1998, the Company paid dividends of $.2 million on its Series A preferred stock and $.6 million on its common stock, versus payments of $.1 million and $.9 million, respectively, for the comparable period of the prior year. However, if business conditions improve in early 1999, as the Company expects, and the Huntco Inc. Class A common stock price remains at or near the current depressed levels, the Company will consider implementing a stock repurchase program in lieu of continuing periodic declarations of common dividends.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its working capital needs, capital expenditure commitments, and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during the balance of 1998.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility, the possibility of issuing additional long-term debt, or pursuing further operating lease financing for new business expansions. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.


YEAR 2000 COMPLIANCE

The Company utilizes software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing internal resources, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company is in the assessment phase of its year 2000 plan, which in addition to the assessment of its own systems and operations includes surveying the Company's primary suppliers, vendors and service providers for year 2000 compliance. The Company expects to complete the assessment phase by December 31, 1998.

The Company's plan for remediation includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the implementation of a new integrated core business system, which has now been installed at all of the Company's steel processing facilities. An updated version of this system software is expected to be received in November 1998, which system software the Company expects to test for year 2000 compliance at or near December 31, 1998. The Company expects the remediation phase to be completed and for testing to be conducted by March 31, 1999. The Company expects that all critical internal systems will be year 2000 compliant by June 30, 1999.

The cost of implementation of the new integrated core business system is approximately $.7 million, which amount has been incurred by the Company through October 31, 1998. The Company does not anticipate any further significant costs to be incurred in addressing its internal year 2000 compliance issues.

The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material effect on the Company's operations. The Company is diligently quantifying issues and developing contingency sources to mitigate the risks associated with interruptions in its supply chain due to year 2000 problems. The bulk of the Company's primary steel suppliers have year 2000 compliance projects in process, and the Company plans to continue to monitor their progress on a quarterly basis. The Company also continues to monitor concerns that utility companies and any inbound or outbound shipping suppliers will continue their services on an uninterrupted basis given year 2000 compliance concerns. The Company plans to develop a contingency plan by May 1, 1999, in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems, its supply chain or from customer product migration issues, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operation.

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

The Company filed a Form 8-K on September 23, 1998, which filing discussed under Item 5, Other Events, an update of certain forward-looking data for the fiscal year ending December 31, 1998.

The Company filed a Form 8-K on October 23, 1998, which filing discussed under
Item 5, Other Events, the Company's earnings for the three and nine months ended September 30, 1998, as well as providing certain forward-looking data for the fiscal year ending December 31, 1998.


                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: November 12, 1998                       By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board
                                                   and Chief Financial Officer

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