Form 10-K405
period 1998-12-31
HUNTCO INC
filed 1999-03-29
CIK 905722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

Commission File Number: 1-13600
                        -------
                                   HUNTCO INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

         MISSOURI                                              43-1643751
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

    14323 SOUTH OUTER FORTY, SUITE 600N, TOWN & COUNTRY, MISSOURI     63017
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1999 was $18,229,230 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting stock of the Company, is held by affiliates of the Company.

As of March 1, 1999, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS
-----------------

BACKGROUND
----------
Huntco Inc. ("Huntco" or "the Company") was incorporated under Missouri law in May 1993, to indirectly hold the common stock of Huntco Steel, Inc., a Delaware corporation ("Huntco Steel") and Midwest Products, Inc., a Missouri corporation ("Midwest"). The Company, through Huntco Steel, is a major intermediate steel processor, specializing in the processing of flat rolled carbon steel to specified close tolerances. Through Midwest, the Company is a leading manufacturer of (i) portable compressed air vessels for sale through mass merchandisers and to manufacturers of air compressors, and (ii) compressed air cylinders for use in tractor-trailer brake systems.

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, South Carolina, Tennessee, and Texas to over 1,500 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to major suppliers via the inland waterway system or by ocean port, allows the Company to take delivery of raw materials by barge or ocean going vessel, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, hot rolled tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; slit; edge conditioned; or in the case of pickled and oiled, tempered and cold rolled products, sold as master coils. The Company also produces custom metal stampings.

INDUSTRY OVERVIEW
-----------------
Intermediate steel processors occupy a niche between the primary steel producers and industrial customers who need processed steel for their end-product manufacturing purposes. Intermediate steel processors are also positioned between the primary steel mill producers and general steel service centers and distributors who handle broad product lines of processed metal products, and who tend to specialize more in distribution than in processing. Intermediate steel processors specialize in value-added processing of steel coils, such as cutting-to-length, slitting, blanking, shape correction and surface improvement, pickling, cold reduction, annealing, tempering, edge rolling, shearing and stamping. These processes produce steel to specified lengths, widths, shapes and surface characteristics pursuant to specific customer orders. The processing techniques typically require specialized equipment and require high volume production in order to be performed economically. Intermediate steel processors typically have lower cost structures and provide better service in value-added processing than the primary producers. The intermediate steel processors are able to perform many of these processes more efficiently than steel service centers and distributors because the intermediate steel processors specialize in a narrower range of products and therefore are able to attract sufficient volume to justify the investment in specialized processing equipment.

Primary steel producers historically have emphasized the sale of steel to large volume purchasers, and generally have viewed intermediate steel processors as an integral part of their customer base. Furthermore, end product manufacturers and service centers and distributors increasingly have sought to purchase steel on shorter lead times and with more frequent and reliable deliveries than normally can be provided by the primary producers. Most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to process steel for use in their own operations. These industry forces have created a market in which the success of an intermediate steel processor is based upon its ability to purchase, process and deliver steel to the end user in a more efficient and cost effective manner than the end user could achieve in dealing directly with the primary producer of the steel or with another intermediate steel processor.

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

The Company uses techniques such as cold rolling, annealing, tempering, pickling, cutting-to-length, slitting, blanking, shearing and stamping to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cold rolling and tempering reduce the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Annealing involves heating the steel to soften it for further finishing after it has been cold reduced. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickles serves as feed stock for the cold rolling mill. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel. Shearing cuts the steel into small pieces. Stamping involves using presses to form previously processed steel (e.g. slit coils) into parts.

The Company also manufactures compressed air cylinders for tractor-trailer air brake systems, for air compressors, and portable compressed air vessels to inflate objects, such as automobile tires, which are sold to mass merchandisers and automotive specialty stores. The air cylinders are fabricated from components processed by a Company processing center, including the stamped heads, legs and handles and the blanked wraps. The components are welded, painted, tested and packaged as required.

REVIEW OF OPERATIONS
--------------------

The Company conducts its steel processing business in three separate operating divisions - the Flat Rolled Products Division, the Custom Products Division, and the Rolling Mill Division. Each of these divisions is involved in the processing, use and/or sale of flat rolled carbon steel. The Company segregated its operations on this product orientation basis in an effort to better concentrate attention on its commercial organization. The Company is intent on maintaining and fine tuning an efficient, responsive and low cost operating structure in order to service its diverse customer base.

     Flat Rolled Products Division:
     -----------------------------

The Flat Rolled Products Division processes approximately one-half of the total volume of steel output of the Company. This division includes all of the Company's operations in Berkeley County, South Carolina; Catoosa, Oklahoma; Chattanooga, Tennessee; Gallatin County, Kentucky; Madison, Illinois; and Pasadena, Texas; as well as the hot rolled steel cut-to-length and slitting operation at the Company's Blytheville, Arkansas location. The Company operates cut-to-length equipment at all these locations. The Berkeley County, Blytheville, Chattanooga, and Madison facilities also operate coil slitting equipment, affording the Company the ability to process both heavy gauge hot rolled steel coils, as well as lighter gauge pickled and oiled and cold rolled products.

     Blytheville, Arkansas:

The Company's Blytheville, Arkansas facility, which has access to the Mississippi River, is located adjacent to Nucor Steel's Hickman, Arkansas flat rolled mini-mill. The Company began operation at this location in October 1992 with a new, heavy gauge, cut-to-length line. The Company followed this investment in June 1993 with the opening of a new, heavy gauge, slitting line. These two processing lines comprise the nucleus of the Flat Rolled Products Division's operation in Blytheville.

     Chattanooga, Tennessee:

Located in an industrial park on the Tennessee River, the Chattanooga, Tennessee facility opened in July 1994 with a heavy gauge, cut-to-length line. In April 1995 a new slitting line was added, and in June 1995 a new cut-to-length line was installed, both of which were designed to process lighter gauge cold rolled and pickled and oiled steel. The Chattanooga facility provides the Company access to markets in the southeastern United States, servicing customers such as service centers, appliance and furniture manufacturers, tube mills, and other end users of both hot rolled and cold rolled steel.

     Berkeley County, South Carolina:

Located in Berkeley County, South Carolina, near Charleston, this facility is in close proximity to a new Nucor steel mill that produces both hot rolled and cold rolled steel. The Company opened this facility late in its fiscal year ended April 30, 1997 with a new, heavy gauge, sheet and plate cut-to-length line and added a new high-speed, light gauge slitting line shortly thereafter. The South Carolina facility has rail access as well as waterway access to the Atlantic Ocean. The Company is serving markets along the Atlantic seaboard to the north and south, as well as to the west, with processed products from this location.


     Madison, Illinois:

Located in the St. Louis metropolitan area with access to the Mississippi River, the Madison, Illinois facility commenced operations in 1983. The facility operates a cut-to-length line, acquired early in calendar 1996, to process cold rolled and pickled and oiled steel. The facility is also equipped with a coil slitting line primarily used to process cold rolled and pickled and oiled steel. During 1996, the Company expanded this location by constructing inside rail access to better facilitate the handling of cold rolled products. Late in 1998, the Company disposed of the slitting line used to process narrower width heavy gauge, hot rolled material, given the facility's lack of success in garnering an acceptable level of sales on this particular line since its acquisition in the Company's fiscal year ended April 30, 1995. The facility provides processed steel products to a diverse group of customers, including metal fabricators, service centers and tube, consumer durable and transportation equipment manufacturers.

     Catoosa, Oklahoma:

Located at the Port of Catoosa, near Tulsa, Oklahoma, the Catoosa facility is situated on the western edge of the inland waterway system on the Arkansas River. This facility commenced operations in 1978 and is equipped with a heavy gauge, cut-to-length line that was purchased new in 1985. The facility was expanded during the year ended April 30, 1996, to include a doubling of the physical plant and the addition of a cut-to-length line to process cold rolled and pickled and oiled steel. The building expansion also allows for inside coil storage. The facility processes coils into sheets and plates, primarily for heavy equipment manufacturers, manufacturers of tanks for petroleum products and for wet and dry bulk storage, construction and metal building companies.

Pasadena, Texas:

Located on a 20-acre tract of land on the shipping channel in Pasadena, Texas, near Houston, this facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines. One of these lines was acquired in December 1994 and the second was added during 1998 to replace a lower capacity line that had been in place since 1982. The facility operates its own unloading facility and is capable of directly discharging barges. The physical plant was also expanded in 1996, with the addition of a new climate controlled warehouse used to store cold rolled steel master coils prior to final sale in this facility's market territory. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled and tempered steel.

     Gallatin County, Kentucky:

This facility is situated in Gallatin County, Kentucky, on a 20-acre tract of land immediately adjacent to the Gallatin steel mill, and with access to the Ohio River. The Company opened this location in May 1996 with a new, heavy gauge, sheet and plate cut-to-length line. The facility sells processed sheets and plates to manufacturers servicing the transportation and heavy machinery industries.


     Rolling Mill Division:
     ---------------------

The Rolling Mill Division includes the Company's cold rolling, tempering and pickling operations located in Blytheville, Arkansas. This division is focused on the production and processing of master coils from hot rolled steel coil substrate acquired from the Company's various producing mill vendors. The Rolling Mill Division is able to produce: (1) pickled and oiled coils, (2) full hard cold rolled coils, (3) fully annealed and tempered cold rolled coils, or (4) hot rolled tempered coils. Both cold rolling and tempering are processes whereby the thickness of the steel coil is reduced by passing it through pressure reduction rolls. Pickling removes mill scale from hot rolled steel by subjecting the coils to hydrochloric acid cleansing. The Rolling Mill Division sells its master coil production to both end users or to sister divisions of the Company, where such coils may be converted into cut-to-length sheets or blanks, slit coils or stamped and fabricated parts prior to final sale.

The Rolling Mill Division operates a four-high reversing mill, annealing furnaces, and a temper mill for processing of cold rolled coils up to 60 inches wide. The Division has the capacity to produce up to 360,000 tons of fully annealed cold rolled master coils on an annual basis. Huntco has put great emphasis on enhancing the quality of its cold rolled product since it opened its cold rolling mill in 1995. These improvements include the addition of shape meter rolls and a new filtration system to the reversing mill and an electrostatic oiler to the temper mill.

The Company has operated a push-pull coil pickling line in Blytheville since June 1994. A new coil pickling line with greater agitation and tension recoiling capabilities became operational during 1998 at the Division's Blytheville location. The new pickling line provides a higher quality feedstock for use on the reversing mill or for sale to customers. With this addition, the Rolling Mill Division has the capacity to pickle and oil approximately 900,000 tons of steel annually.

Since January 30, 1997, the Division has also operated a two-high hot rolled steel tempering mill, and is looking to expand the use of this value-added processing service through sale to end users or via tolling arrangements.

     Custom Products Division:
     ------------------------

The Custom Products Division includes the Company's cylinder manufacturing and assembly operation located in Strafford, Missouri, as well as the metal stamping and custom blanking and slitting business located in Blytheville, Arkansas.

     Blytheville, Arkansas:

During the summer of 1996, the Company relocated its stamping operations from a facility located in Springfield, Missouri to a new plant located in Blytheville, Arkansas. In conjunction with this relocation, the Company added new slitting and blanking equipment designed to process both cold rolled and pickled and oiled steel.

The Custom Products Division's metal stamping operation concentrates on high volume metal stamping orders. The Division utilizes its stamping presses to form previously processed steel (i.e., slit coils) into parts, such as those used by the Company in the manufacture of air cylinders. The Division also operates light gauge, close tolerance slitting and blanking equipment designed to process cold rolled and pickled and oiled steel.

     Strafford Facility:

Located in Strafford, Missouri, this facility is home for the Company's cylinder operation, which produces approximately 1.0 million units annually. These products include air cylinders used in tractor-trailer brake systems and portable compressed air vessels used to fill inflatable objects such as automobile tires, and for construction compressors. The air cylinders are fabricated from pickled steel components, including stamped heads, legs, handles and blanked wraps, which have been processed at the Division's Blytheville location prior to delivery to Strafford for final assembly, welding and painting. The Company installed an electrostatic, powder coating paint system at this facility during fiscal 1996, resulting in higher product quality and lower costs, as well as opening new markets for the Company.

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

CUSTOMERS AND DISTRIBUTION
--------------------------
Huntco sells its processed steel products to over 1,500 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base is diverse and includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. The Company did not have any customers representing more than 5% of net sales for 1998. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for approximately one-fourth of the Company's net sales for 1998. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

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

COMPETITION
-----------
Intermediate steel processing is a highly competitive industry in which companies compete based on price, service and their ability to process and deliver steel products based on short lead-time customer orders. The Company competes primarily with other intermediate steel processors. Geographic proximity to a customer is a significant factor. Specific, reliable data concerning the size of the market in products that the Company processes, by region, generally is not available. The Company believes that it is a significant competitor in all of the market areas it serves, and that it is one of the larger companies specializing in the processing of flat rolled carbon steel. The Company's largest competitors currently include Cargill, Inc., Ferralloy Corp. and Heidtman Steel Products Inc. The primary competitors of the Company's Cold Mill are various foreign suppliers, USX Corporation, Gulf States Steel, Worthington Industries and Nucor.

SEASONALITY
-----------
Shipping volumes are lowest during the November and December holiday periods, and also tend to be slow during mid-summer as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income during these periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices.


GOVERNMENTAL REGULATION
-----------------------
The Company's processing centers and manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment. The Company continually examines ways to reduce emissions and waste and to effect cost savings relating to environmental compliance. Management believes that it is in material compliance with all laws, does not anticipate any material expense to meet environmental requirements and generally believes that its processes and products do not present any unusual environmental concerns. Expenditures incurred in connection with compliance with federal, state and local environmental laws have not had, and are not expected to have during the current calendar year, a material adverse effect upon the capital expenditures, cash flows, earnings or competitive position of the Company or any of its subsidiaries.

The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations, cash flows, or financial condition.

EMPLOYEES
---------
As of December 31, 1998, the Company employed 723 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.  PROPERTIES
-------------------
Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 for a further discussion of the Company's operating plant facilities. The following sets forth certain additional information with respect to each of these facilities:

                                Square
          Utilization           Footage             Owned or leased
------------------------------  -------  -------------------------------------
FLAT ROLLED PRODUCTS DIVISION:

     Blytheville:
     -----------
Cutting-to-length                80,000  Capital lease ($100 purchase option).
Slitting                                 Owned equipment.
Tension leveling, shape
 correction or elongation
Gauge verification and testing
Coil storage

     Chattanooga:
     -----------
Cutting-to-length               126,000  Owned.
Slitting
Tension leveling
Coil storage
Gauge verification and testing

     Berkeley County:
     ---------------
Cutting-to-length               130,000  Owned real estate and ancillary
Slitting                                  equipment; processing equipment is
Tension leveling                          leased with fair value purchase
Coil storage                              options to the Company.
Gauge verification and testing

     Gallatin County:
     ---------------
Cutting-to-length                65,000  Owned.
Tension leveling
Coil storage
Gauge verification and testing

     Pasadena:
     --------
Cutting-to-length                45,000  Owned.
Gauge verification and testing
Humidity controlled coil storage 21,000  Owned.

     Madison:
     -------
Cutting-to-length               128,000  Owned.
Slitting
Tension leveling
Coil storage
Gauge verification and testing

     Catoosa:
     -------
Cutting-to-length                80,000  Owned improvements on leased land.
Tension leveling
Coil storage
Gauge verification and testing

ROLLING MILL DIVISION:
---------------------
     Blytheville:
     -----------
Coil pickling                    30,000  Owned improvements on capital
Coil warehouse and storage       32,000   lease of land.
Second coil pickling line        96,000  Leased equipment with fair value
                                          purchase option; other owned
                                          improvements on capital lease of
                                          land.

Cold rolling, annealing         194,000  Lease with $100 purchase option (1).
 and tempering                           Certain annealing furnaces leased
                                          with fair value purchase options.


Heavy gauge tempering           130,000  Leased facility and equipment, with
Gauge verification and testing            certain fair value purchase options.

CUSTOM PRODUCTS DIVISION:
------------------------
     Blytheville:
     -----------
Cutting-to-length               152,000  Lease with $100 purchase option (1).
Slitting
Blanking
Tension leveling
Shearing and stamping
Gauge verification and testing
Design and tool engineering

     Strafford:
     ---------
Gauge verification and testing  100,000  Owned.
Cylinder Assembly
Welding
Painting

(1) These leases represent arrangements under which title is held by the municipality involved for tax abatement purposes and are considered capital leases, whereby the underlying lease obligation of the operating subsidiary
(i.e., Huntco Steel) is owed to the Company's Huntco Nevada, Inc. finance subsidiary. As such, these amounts are eliminated in consolidation, and such property is reflected as owned property on the Company's consolidated balance sheet.


The above facilities are well maintained and in good operating condition. With respect to capacity and utilization, most of the Company's facilities operate an average of approximately 2 shifts per day on a five-day per week basis.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
From time to time, the Company is named as a defendant in legal actions arising out of the normal course of business. The Company is not currently a party to any pending legal proceedings other than routine litigation incidental to the business. Management believes the resolution of such matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition. The Company maintains liability insurance against risks arising out of the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to the security holders of the Company during the three months ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
Information regarding the executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Class A common stock of the Company is traded on the New York Stock Exchange, under the symbol "HCO". As of December 31, 1998, there were approximately 65 holders of record of the Company's Class A common stock.

The only other class of common equity authorized for issuance under the Company's Restated Articles of Incorporation (the "Articles") is Class B common stock (the "Class B Shares"). All of the Company's outstanding 3,650,000 Class B Shares are held by Huntco Acquisitions Holding, Inc. and Huntco Farms, Inc., corporations controlled by Mr. B. D. Hunter, the Company's Chairman of the Board and Chief Executive Officer.

There is no established public trading market for the Class B Shares. The Articles provide that the Class B Shares are not transferable except: (i) upon conversion into Class A Shares; (ii) to the Company for cancellation; or
(iii) to any "Hunter Affiliate" or any member of the "Hunter Group", as those terms are defined in the Articles.

The table below shows the Company's quarterly high and low Class A common stock sales prices as reported by the New York Stock Exchange, and quarterly per share dividend amounts paid on the Class A common stock and the Class B common stock for the periods presented.

                                               High     Low     Dividends
                                              ------   ------   ---------
  Quarter ended July 31, 1996                 19.3750  15.1250    .030
  Quarter ended October 31, 1996              20.1250  15.3750    .035
  Quarter ended January 31, 1997              18.5000  13.5000    .035
  Quarter ended April 30, 1997                14.0000  10.0000    .035

  Quarter ended July 31, 1997                 15.0000  12.8750    .035
  Quarter ended October 31, 1997              14.8750  13.3750    .035
  Two-month period ended December 31, 1997    17.1250  11.6250    .035

  Quarter ended March 31, 1998                16.6250  14.3125     -
  Quarter ended June 30, 1998                 14.5625  11.8125    .035
  Quarter ended September 30, 1998            11.7500   6.7500    .035
  Quarter ended December 31, 1998              6.8750   3.2500    .035


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

STATEMENT OF OPERATIONS DATA  (in thousands, except per share amounts):

                                 Year      Eight months
                                 ended        ended              Year Ended April 30,
                              December 31,  December 31, ---------------------------------------
                                  1998         1997 (1)    1997      1996       1995      1994
                               --------     ---------    -------   -------    -------   -------
Net sales                      $391,181     $246,324     $326,563  $264,087   $197,195  $146,213
Cost of sales                   369,864      227,871      294,455   245,863(2) 171,521   126,412
                                -------      -------      -------   -------    -------   -------
Gross profit                     21,317       18,453       32,108    18,224     25,674    19,801
Selling, general and
 administrative expenses         19,939       11,757       15,383    13,147      9,638     8,183
                                -------      -------      -------   -------    -------   -------
Income from operations            1,378        6,696       16,725     5,077     16,036    11,618
Interest, net                    (8,113)      (5,194)      (6,239)   (3,268)         5      (183)
                                -------      -------      -------   -------    -------   -------
Income (loss)
 before income taxes             (6,735)       1,502       10,486     1,809     16,041    11,435
Provision (benefit)
 for income taxes                (2,444)         486        3,997       701      6,037     4,305
                                -------      -------      -------   -------    -------   -------
Net income (loss)                (4,291)       1,016        6,489     1,108     10,004     7,130
Preferred dividends                 200          133           50      -          -          399
                                -------      -------      -------   -------    -------   -------
Net income (loss) available
 for common shareholders        $(4,491)     $   883      $ 6,439   $ 1,108    $10,004   $ 6,731
                                =======      =======      =======   =======    =======   =======

Earnings (loss) per common share:
 Basic                            $(.50)       $0.10        $0.72     $0.12      $1.12     $0.86
 Diluted                          $(.50)       $0.10        $0.72     $0.12      $1.11     $0.85

Weighted average common shares outstanding:
 Basic                            8,942        8,942        8,942     8,942      8,940     7,805
 Diluted                          8,942        8,951        8,942     8,948      9,048     7,926

Common cash dividends per share   $0.11        $0.11        $0.14     $0.12      $0.10     $0.06


(1) On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year.  As a result, the Company reported an eight-month transition period ended December 31, 1997, in order to change to a calendar year end.

(2) Includes an $8,000 lower of cost or market inventory adjustment recorded in the second quarter of the year ended April 30, 1996.


BALANCE SHEET DATA  (in thousands):
                                                                        April 30,
                                       December 31,       -------------------------------------
                                     1998       1997        1997      1996      1995      1994
                                   -------     -------    -------   -------   -------    -------
Working capital                   $ 71,028    $ 84,182    $ 79,502  $ 62,305  $ 84,046  $ 58,220
Total assets                       293,231     285,265     307,318   222,437   209,898   114,380
Short-term debt                      7,352         209         189       189       371       357
Long-term debt
 (net of current portion)          102,555     110,730     100,877    73,066    68,505     1,631
Preferred stock                      4,500       4,500       4,500      -         -         -
Common shareholders' equity        111,074     116,505     116,561   111,366   111,252   102,097


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

1999 OUTLOOK:
------------
As the Company enters 1999, we continue to see a weak market environment and falling prices, especially in cold rolled products. A successful resolution of recent trade actions against hot rolled steel imports and less impact from inventory liquidations could result in a leveling of prices by the second half of 1999. With a stabilization of market conditions and competitive selling values, the Company would anticipate a strengthening of customer demand, resulting in improved utilization of plant facilities -- especially at the Company's cold rolling mill.

The Company has initiated certain organizational and operational changes that are expected to be substantially completed during the first half of 1999. The move to a divisional operating structure is expected to generate improved results by developing better accountability and attention to the details of our business, and should be more conducive to providing the level of service demanded by our customers. Along with these changes, the Company plans to realize a significant reduction in its investment in inventories by mid-summer. The Company is also evaluating several strategic initiatives involving its cold rolling mill, and expects to take steps during 1999 to better position this operation for long-term success and profitability.

The Company is in the process of negotiating a new multi-year credit agreement to replace its existing bank revolver, as well as modifications to the terms of its long-term notes to provide increased near-term borrowing capacity. It expects to have these negotiations completed and new or amended agreements in place near the end of the first quarter of 1999.

RISK FACTORS - 1999 OUTLOOK:
---------------------------
This Annual Report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "anticipates," "projects," "estimates," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1999 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Achievement of these forward-looking results is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Certain of the more important factors that the Company believes could cause actual results to differ materially from the forward-looking data presented include:

     Impact of changing steel prices on the Company's results of operations:

As evidenced by the unfavorable impact on operating results recognized by the Company in its recent fiscal periods, changing steel prices can significantly impact the Company's financial results. The Company's principal raw material is flat rolled carbon steel coils. The steel industry is highly cyclical in nature and prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing steel prices may cause the Company's results of operations to fluctuate significantly.

To respond promptly to customer orders for its products, the Company maintains a substantial inventory of steel coils in stock and on order. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company has no long-term, fixed-price steel purchase contracts. The Company generally does not enter into sales contracts without escalation provisions with its steel processing customers with terms longer than three months.

As steel producers change the effective selling price for the Company's raw materials, competitive conditions may influence the amount of the change, if any, in the Company's selling prices to its customers. Changing steel prices could therefore affect the Company's net sales and net income, particularly as it liquidates its inventory position. The Company believes that a major portion of the effect of a steel price change on net income is likely to be experienced within three months of the effective date of the change. When a series of changes in steel prices occurs, the period in which net income may be affected can extend beyond a three-month period of time. Accordingly, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful in periods of changing steel prices.

Steel prices charged by the primary producers of hot rolled steel coils, both domestic and foreign, have been extremely volatile over the previous three years, and conditions exist which could cause this volatility to continue during 1999. No assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations and net income.

     Competition:

The principal markets served by the Company are highly competitive. The Company has different competitors within each of its product lines. Competition is based principally on price, service, production and delivery scheduling. Further, new competition is expected in the sale of cold rolled and pickled products as new pickling and/or cold rolling capacity is added by Nucor in Hickman, Arkansas, and by Worthington Industries, Steel Technologies (through its Mi-Tech joint venture) and Trico in Decatur, Alabama.

     Cyclical demand for Company products:

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

     Liquidity:

The Company's liquidity can be significantly impacted by domestic and global competitive conditions surrounding raw material inventory supply and sourcing issues for steel purchases. The Company's investment in raw material inventories is substantially lower when it is able to obtain sufficient quantities of hot rolled steel coils at competitive prices from domestic sources. Greater lead times are typically required to place orders and receive shipment from foreign concerns than from the Company's domestic suppliers. During such times of higher import requirements, the Company is faced with committing a greater amount of its liquidity to its inventory.
This greater commitment of liquidity to inventory can act to limit the Company's ability to negotiate and realize the benefits of quick pay discounts from its vendors, as it negotiates terms on such purchases in view of staying in compliance with its long-term debt and revolving credit financing commitments.

The need to invest greater amounts of the Company's liquidity into raw material inventories is oftentimes necessary when offshore supply sources offer more competitive pricing and/or payment structures than are available domestically. Recent global and domestic economic and competitive conditions compelled the Company to source a greater portion of its raw material supply needs via imports.

Interest rates:

Borrowings under the Company's revolving credit agreement are at interest rates that float generally with the prime rate or with LIBOR. The level of interest expense incurred by the Company under the revolving credit agreement will therefore fluctuate in line with changes in these rates of interest and based upon outstanding borrowings under the revolving credit agreement.

	Year 2000 Compliance:

The Company has utilized software and related computer technologies essential to its operations and to certain products that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the "Year 2000". The Company has established a plan, utilizing internal resources, to assess the potential impact of Year 2000 on the Company's systems and operations and to implement solutions to address this issue.

The Company is nearing completion of the assessment phase of its Year 2000 plan, which in addition to the assessment of its own systems and operations includes surveying the Company's primary suppliers, vendors and service providers for Year 2000 compliance. The Company expects to complete its assessment phase by March 31, 1999.

The Company's remediation plan includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the implementation of a new integrated core business system, which has been installed at all of the Company's steel processing facilities. The Company expects its remediation phase, including testing, to be completed by June 30, 1999. As such, all critical internal Company systems should be Year 2000 compliant by June 30, 1999.

The cost of implementation of the new integrated core business system is approximately $.7 million, which amount was incurred by the Company through December 31, 1998. The Company cannot quantify how much of this amount was directly related to Year 2000 compliance matters. Similarly, the Company is not in a position to quantify the amount remaining to be spent on Year 2000 concerns, although it anticipates that the direct costs to be incurred in addressing its remaining internal Year 2000 issues will not exceed $.2 million.

The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve Year 2000 compliance could have a material adverse effect on the Company's operations. The Company is diligently quantifying issues and developing contingency sources to mitigate the risks associated with interruptions in its supply chain due to Year 2000 problems. The bulk of the Company's primary steel suppliers have Year 2000 projects in process, and the Company will continue to monitor their progress on a quarterly basis. The Company also continues to monitor its available inbound and outbound shipping suppliers concerning their ability to provide uninterrupted service in light of Year 2000 exposures.

The Company is reviewing its building and utility systems (electrical, heat, water, telephones, etc.) for the impact of Year 2000. Many of such systems are currently Year 2000 compliant. While the Company is diligently working with these service providers, and has no reason to expect that they will not meet their requirements for Year 2000 compliance, there is no assurance that these suppliers will in fact meet the Company's requirements. A failure by any of these suppliers to adequately or timely address Year 2000 concerns could conceivably cause a shutdown of one or more of the Company's facilities, thereby potentially impacting the Company's ability to meet its delivery obligations to customers.

As an important supplier of processed steel products, a significant Year 2000 risk of the Company is the potential for shutting down production at one of its customer's facilities. While lost revenues from such an event are a concern, the greater risks are the consequential damages for which the Company could be liable if it were to be found responsible for the shutdown of a customer facility. Such a finding could have a material impact on the Company's operating results.

The most likely way in which the Company could shut down a customer's production is by being unable to supply material or parts to that customer. The material supplied by the Company in many cases is an integral component of the end products that the customer produces. Breakdowns caused by Year 2000 exposures could conceivably prevent the Company from processing and shipping customer orders.

Although the Company has not yet developed a contingency plan in the event of a failure caused by a supplier or third party, it will do so if and when a specific problem is identified. The Company does, however, intend to develop contingency plans during the third quarter of 1999 in the event its systems or its mission critical vendors do not, or are not envisioned to, achieve Year 2000 compliance. In some cases, however, especially with respect to utilities, there may be no viable alternative source under which the Company can develop a workable contingency scenario.

Nevertheless, the Company believes the steps it has completed and plans to take will serve to minimize the risks and cost of Year 2000 compliance. There can be no assurance, however, that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems, its supply chain, or from customer product migration issues.


RESULTS OF OPERATIONS:
---------------------
On October 23, 1997, the Company announced that it had determined to change its fiscal year end from April 30 to a calendar year. As a result, the Company reported an eight-month transition period ending December 31, 1997, in order to change to this new calendar year end. The following table sets forth comparative consolidated statements of operations for both the years ended December 31, 1998 ("1998") and 1997 ("1997"), as well as for the eight month transition period ended December 31, 1997 ("TP97" or "transition period") and the corresponding period in 1996 ("TP96"):

                               Consolidated Statements of Operations for the
                               ---------------------------------------------
                                 Year ended                Eight months
                                 December 31,            ended December 31,
                              1998        1997           1997         1996
                            (audited)  (unaudited)     (audited)   (unaudited)
                            ---------   ---------      ---------    ---------
                                (in thousands, except per share amounts)

Net sales                    $391,181    $366,553        $246,324    $206,334
Cost of sales                 369,864     337,574         227,871     184,751
                              -------     -------         -------     -------
Gross profit                   21,317      28,979          18,453      21,583
Selling, general and
 administrative expenses       19,939      17,060          11,757      10,082
                              -------     -------         -------     -------
Income from operations          1,378      11,919           6,696      11,501
Interest, net                  (8,113)     (7,550)         (5,194)     (3,883)
                              -------     -------         -------     -------
Income (loss)
 before income taxes           (6,735)      4,369           1,502       7,618
Provision (benefit)
 for income taxes              (2,444)      1,579             486       2,904
                              -------     -------         -------     -------
Net income (loss)              (4,291)      2,790           1,016       4,714
Preferred dividends               200         183             133         -
                              -------     -------         -------     -------
Net income (loss) available
 for common shareholders     $ (4,491)   $  2,607        $    883    $  4,714
                              =======     =======         =======     =======
Earnings (loss) per common
 share (basic and diluted)     $ (.50)     $  .29           $ .10       $ .53
                                =====       =====           =====       =====

     1998 (AUDITED) COMPARED TO 1997 (UNAUDITED):

Net sales for 1998 were $391.2 million, an increase of 6.7% over the prior year's net sales of $366.6 million. The improvement in net sales is attributable to increased levels of tons processed. The Company processed 1,208,255 tons of steel during 1998, an increase of 10.7% in comparison to 1997. A substantial portion of this tonnage increase occurred at the Company's new South Carolina facility.

Direct (i.e., non-tolling) sales volume measured in tons shipped increased 12.1% for 1998 versus 1997, the vast majority of which increase occurred in the first half of 1998. Tolling volume increased 6.1% year over year, but declined sharply in the last half of 1998. Approximately 22.5% and 23.5% of the tons processed in the years ended December 31, 1998 and 1997, represented customer-owned material processed on a per ton, fee basis. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. In addition, the Company sold 261,914 and 216,028 tons of cold rolled products during 1998 and 1997, which rate of increase also slowed considerably in the last half of 1998.

The volume slowdown during the second half of 1998 reflected lower shipping volumes, primarily at the Company's Blytheville, Arkansas facility, where the Company experienced a slow-down in its tolling volume, and lower sales levels for processed hot rolled steel products and cold rolled master coil sales. Tons shipped from the Blytheville facility can represent up to 50% of the Company's total shipments. The reduced level of tolling volume at Blytheville reflects a move to off-shore purchasing by certain of the Company's tolling customers, who traditionally buy from the Nucor mill at Hickman, Arkansas and use the Company's Blytheville facility for toll slitting and pickling and increased competition for toll pickle business.

Also negatively impacting volume levels and the Company's total net sales was the rapid deterioration in steel prices. An environment of steel price declines typically encourages delays in purchases by the Company's customers, as they wait for prices to find their lowest levels before reentering the market for needed supply. This was especially acute in the markets served by the Company's cold rolling mill located at its Blytheville facility. Weighted average per ton selling values declined 6.3% for 1998 versus 1997, with softness in selling values continuing into 1999.

Gross profit, expressed as a percentage of net sales, declined from 7.9% in 1997 to 5.5% for 1998, primarily reflecting lower steel prices throughout the year and lower sales and production volumes during the second half of 1998, especially at the Company's Blytheville facility.

With respect to the Company's Blytheville facility, lower production volume at the cold rolling operation, combined with an extremely weak pricing environment for cold rolled products, resulted in a pretax loss of approximately $2.8 million in the 1998 fourth quarter. The poor market fundamentals for cold rolled products reflect the high levels of foreign cold rolled available in the Company's market territories at extremely depressed prices. Further, the Company's metal stamping and custom slitting and blanking operations caused pretax losses of approximately $2.5 million in the balance of the Company's Blytheville operations in the 1998 fourth quarter due to low pricing and low utilization of equipment.

In addition to the negative results incurred during the fourth quarter at its Blytheville facility, the Company's Madison facility recognized a pretax loss of approximately $.7 million during the 1998 fourth quarter relating to the sale of one of the slitters operated at this plant and liquidation of related inventory.

Selling, general and administrative ("SG&A") expenses of $19.9 million for 1998 reflect an increase of $2.9 million over the prior year. This increase is attributable to the higher level of business activity conducted throughout the Company. SG&A expenses expressed as a percentage of net sales also increased year over year from 4.7% during 1997 to 5.1% during 1998. Staffing of the Company's operations for anticipated higher business activity levels, versus the lower selling value and volume levels experienced contributed to this percentage increase.

Income from operations was $1.4 million in 1998, a decrease of $10.5 million from 1997's income from operations of $11.9 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $8.1 million was incurred during 1998, an increase of $.6 million over the prior year. This increase was the result of generally higher 1998 borrowings to support higher working capital levels, as well as lower capitalized interest during 1998 versus 1997, as substantially all of the Company's capital projects have been placed into service. The Company capitalized $1.2 million of interest costs to construction in progress in 1998, versus $1.4 million for 1997.

The effective income tax (benefit) rates experienced by the Company were (36.3)% and 36.1% for 1998 and 1997, respectively. These rates reflect the impact of non-deductible expenses, such as goodwill amortization, as well as the recognition of certain state income tax benefits during both years.

The Company incurred a net loss for common shareholders of $4.5 million, or $(.50) per share both basic and diluted, for 1998. During 1997, the Company generated net income available for common shareholders of $2.6 million, or $.29 per share both basic and diluted. These decreases reflect the factors discussed in the preceding paragraphs.

     TRANSITION PERIOD -- EIGHT MONTHS ENDED DECEMBER 31, 1997 (AUDITED) COMPARED TO EIGHT MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED):

Net sales for the transition period were $246.3 million, an increase of 19.4% over the TP96's net sales of $206.3 million. The improvement in net sales was primarily attributable to increased levels of tons processed. The Company processed 744,468 tons of steel during the transition period; an increase of 23.3% in comparison to the eight months ended December 31, 1996. A substantial portion of this tonnage increase occurred at the Company's Blytheville facility (both processing and cold rolled sales), and at its new South Carolina facility.

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

The Company's gross profit margins came under pressure late in TP96, and this margin pressure extended into and throughout TP97. The narrowing of gross profit margins was partially attributable to higher domestic prices incurred by the Company for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material became available in its market territories. Gross profit was also negatively impacted during TP97 due to production inefficiencies realized by the Company at its recently relocated stamping operation, as well as additional costs incurred in conjunction with the ramp-up of the Company's newly expanded cold rolling capacity. As a result of these gross margin pressures, gross profit expressed as a percentage of net sales dropped to 7.5% for TP97, versus 10.5% for TP96.

SG&A expenses of $11.8 million for the transition period reflect an increase of $1.7 million over TP96. However, the Company's SG&A expenses expressed as a percentage of net sales remained relatively steady. During TP97, SG&A expenses expressed as a percentage of net sales decreased only .1% from the 4.9% of net sales figure realized for the eight months ended December 31, 1996. The increase in SG&A expenses was attributable to the higher level of business activity conducted throughout the Company, inclusive of the new Gallatin County, Kentucky and Berkeley County, South Carolina facilities.

Income from operations was $6.7 million in the transition period, a decrease of $4.8 million from TP96's income from operations of $11.5 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $5.2 million was incurred during TP97, an increase of $1.3 million over TP96. This increase was the result of higher transition period borrowings on the Company's revolving credit facility to support higher working capital levels, as well as lower amounts of capitalized interest. The Company capitalized $.8 million of interest costs to construction in progress during the transition period, versus $.9 million for the eight months ended December 31, 1996.

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

     FISCAL YEAR ENDED APRIL 30, 1997 ("FY97") COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996 ("FY96"):

Net sales for FY97 were $326.6 million, an increase of 23.7% over the prior year's net sales of $264.1 million. The improvement in net sales was attributable to increased levels of tons processed. The Company processed a record 941,545 tons of steel in FY97, an increase of 22.0% in comparison to FY96. A substantial portion of this tonnage increase related to the sale of cold rolled products, which sales volume increased 98.4% over the prior year to 181,313 cold rolled tons for FY97. This increase was somewhat tempered by lower sales prices, as average per ton selling values declined approximately 0.7% when comparing FY97 to FY96.

Approximately 22.2% of the tons processed during FY97 represented customer-owned material processed on a per ton, fee basis, versus approximately 23.9% during FY96.

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

Gross profit margins were also negatively impacted during FY97 due to costs stemming from the start-up of the Company's new plants, primarily the relocated Blytheville stamping operation and the new Kentucky and South Carolina facilities. In addition, shipments declined during the Company's third quarter of FY97 as Coil-Tec, Inc. liquidated a substantial amount of hot-rolled steel inventory in the Company's market territories prior to the sale of certain of its operating assets to the Company on January 30, 1997. This volume decline served to reduce the absorption of fixed manufacturing costs during the third quarter of FY97, contributing to lower gross profit margins realized by the Company.

Despite these gross margin pressures, gross profit expressed as a percentage of net sales increased to 9.8% for FY97, versus 6.9% for FY96. However, the improvement in the Company's gross profit percentage was attributable to a very low gross profit percentage in FY96 caused primarily by declining steel prices and start-up expenses related to the Company's cold rolling mill.

SG&A expenses of $15.4 million for FY97 reflect an increase of $2.2 million over the prior year. However, SG&A expenses declined as a percentage of net sales from 5.0% during FY96 to 4.7% of net sales during FY97. The increase in SG&A expenses was attributable to the higher level of business activity conducted throughout the Company, inclusive of its new facilities.

Income from operations was $16.7 million in FY97, an increase of $11.6 million over FY96's income from operations of $5.1 million. This increase reflects the factors discussed in the preceding paragraphs.

Net interest expense of $6.2 million was incurred during FY97, an increase of $2.9 million over the prior year. This increase was the result of higher FY97 borrowings on the Company's revolving credit facility in order to support higher working capital levels, as well as lower capitalized interest during FY97 versus FY96, as the Company's largest capital projects (e.g., the cold rolling operation) were placed into service during FY96. As a result, the Company capitalized $1.2 million of interest costs to construction in progress in FY97, versus $2.1 million for FY96.

The effective income tax rate experienced by the Company was 38.1% during FY97, which compared to a rate of 38.8% during the prior year. The decrease in the effective rate reflects the impact of non-deductible expenses, such as goodwill amortization, which have a lesser percentage impact upon the Company's effective income tax rate at higher levels of taxable income.

Net income available for common shareholders for FY97 was $6.4 million, or $.72 per share, which amounts increased over net income available for common shareholders for FY96 of $1.1 million, or $.12 per share. These increases reflect the factors discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Investment in steel coil inventories and the associated payment terms offered by vendors materially influence the Company's liquidity. Inventory levels can be heavily influenced by the source of the Company's raw material supply. Use of imported steel typically requires the Company to maintain higher levels of inventory. Receipt of imported steel is normally by large ocean-going vessel, with longer lead times required and less predictable delivery schedules for such bulk import orders, as compared to the procurement process faced when purchasing steel coils from domestic producing mills. In addition, the timing of receipt of imported steel coils can significantly impact the balance of the Company's inventories on any given day.

For a number of years, steel imports into the United States have been on the rise. During 1998, steel imports in the United States surged in the wake of the Asian economic crisis. In January 1999, the U.S. Commerce Department found evidence that Japan, Russia, and Brazil illegally dumped hot rolled carbon steel into the U.S. market at prices dramatically below production costs. These trade cases demonstrate that flat rolled steel coils have become increasingly available in the Company's market territories, much of it being offered at substantial discounts to similar product offered by the Company's domestic supply base.

In an effort to stay competitive from a raw material pricing perspective, the Company shifted a major portion of its steel purchases to imported coils. Due to the use of imported coils and the resultant increase in inventory, the Company extended payment terms, primarily from its import vendors, and elected to forego quick pay discounts on its domestic inventory purchases. As a result, the Company's investment in inventories and balance of accounts payable increased $10.6 million and $16.9 million, respectively, during 1998.
 As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities.

The Company has witnessed the tendency of its suppliers to price their steel coil offerings without regard for the inflationary or deflationary impact of such pricing policies on their customers' inventory positions. Rather, steel coil price offerings have been based primarily on the level of supplier backlog. A supplier's offered price can be significantly influenced by outside economic pressures, such as those faced by the economic slowdown in the Far East. These external pressures have resulted in greater steel offerings to purchasers in the United States; including the Company, its competitors, and to a lesser extent certain of its steel service center customers.

The Company expects that its inventories will peak near the end of the first quarter of 1999. The Company is focused on increasing inventory turns, and is concentrating efforts to better manage inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company intends to reduce its steel coil inventory holdings and maintain these lower levels consistent with sound business practice. The Company is striving to decrease on- hand and on-order inventory positions, and believes it can do so through the many supply channels developed over the past few years.

In terms of other consequential working capital items, the Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September or that of its former April 30 year end. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends, as well as its former April 30 year end, is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $4.8 million decrease in accounts receivable for the transition period follows this seasonality. Otherwise, accounts receivable increased in each of the years ended December 31, 1998, April 30, 1997 and 1996, consistent with the Company's sales growth.

The Company generated $8.8 million, $.1 million, and $29.9 million of cash from operating activities during 1998, the transition period, and FY96; which compares to net cash used by operations of $4.5 million for FY97. During 1998 and FY97, the Company was able to fund much if not all of its increased inventory with increases in accounts payable. The transition period saw the reverse with a decrease in inventory providing the liquidity to reduce the Company's accounts payable balance. FY96 also saw a large reduction in the Company's investment in raw materials as the Company sought to reduce its exposure to raw material price changes by maintaining a relatively lower balance of domestically supplied steel coils.

The Company invested $6.7 million, $10.0 million, $28.1 million, and $34.2 million of cash during 1998, TP97, FY97, and FY96, respectively, in new property, plant and equipment. The Company has now completed the physical expansion that began with its initial public offering in 1993. The Company sustained these efforts primarily by way of increased corporate borrowings. The Company also issued its $4.5 million of Series A Preferred Stock on January 30, 1997 to the shareholder of Coil-Tec in exchange for certain of its assets. The Company does not contemplate any further significant level of capital additions over the course of the next twelve months.

During 1998, capital spending was concentrated on the Company's second coil pickling line and improvements to the cold rolling mill; both located in Blytheville, Arkansas, as well as the acquisition and installation of a heavy gauge cut-to-length line for the Pasadena, Texas facility. Construction of the Company's new facility in South Carolina, the acquisition of certain steel processing equipment from Coil-Tec, Inc. on January 30, 1997 and costs related to the Company's second coil pickling line were the principal property additions attributable to TP97 and FY97. Completion of the cold rolling facility was the primary capital-spending item for FY96.

On March 24, 1998, the Company amended its primary long-term debt agreements to provide these lenders with security interests in the accounts receivable, inventory and selected fixed assets of the Company. The maximum amount of corporate borrowings is now based upon, among other things, percentages of eligible accounts receivable, inventory and selected fixed assets of the Company.

The Company's primary long-term debt agreements require the maintenance of various financial covenants and ratios. The Company was in compliance, or had obtained waivers of such non-compliance, with the financial covenants and ratios required by these agreements as of December 31, 1998. Within these arrangements, the Company agreed to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity)(the "leverage covenant"). As of December 31, 1998, the ratio of funded debt to total capitalization was 48.7%. Accordingly, as of December 31, 1998 the Company had unused borrowing capacity of $5.7 million under its leverage covenant.

Beyond the leverage covenant at December 31, 1998, the Company had unused borrowing capacity of an additional $14.7 million under its $80.0 million revolving credit facility. In order to access this liquidity, the Company is negotiating a new asset-based revolving credit agreement (the "new revolver") that is not expected to contain a leverage covenant. The Company is also negotiating with the holders of its $50.0 million 8.13% term notes (the "1995 Notes") to accept a relaxed leverage covenant to allow access to this liquidity.

The new revolver is expected to provide the Company with up to $90.0 million in credit at rates generally equivalent to those being incurred under the current lending arrangement. The new revolver should be in place on or around March 31, 1999 for a term of three years; and will be secured by accounts receivable, inventory and selected fixed assets of the Company. The new revolver is also expected to provide funds for the scheduled amortization of the Company's payment obligations under the 1995 Notes. The 1995 Notes mature in equal annual installments of $7.1 million on each July 15, 1999-2005. With a heightened focus on working capital management and the additional availability expected from its long-term debt refinancings, the Company once again would like to take advantage of quick pay discounts on its steel coil inventory purchases.

The Company has also accessed capital by way of off balance sheet financing arrangements. As described above, the Company has recently taken advantage of vendor-owned steel inventory consignment for its raw material needs, primarily from import sources. The Company has also entered into various operating leases with domestic commercial lenders for steel processing and other equipment at certain of its facilities. The Company also entered into an operating lease on January 30, 1997, in order to obtain use of Coil-Tec's former plant facility in Blytheville. Annual operating lease payments are expected to range between $3.8 million and $4.4 million over the next five years.

During 1998 and the transition period, the Company paid dividends of $.9 million on its Class A and Class B common stock ("common stock"). The Company paid dividends on its common stock of $1.2 million and $1.0 million during the years ended April 30, 1997 and 1996, respectively.

The Company continued its practice of declaring and paying a quarterly common dividend of 3.5 cents per share in the first quarter of 1999. The Company evaluates business conditions each quarter and makes a determination regarding declaration of dividends at such time. The Company could decide to eliminate dividend payments in any future quarter, or series of quarters, if liquidity does not improve or if better uses of liquidity are available. Further, if business conditions improve and the Company's Class A common stock price continues to trade at a substantial discount to book value, then the Company may implement a stock repurchase program in lieu of continuing periodic declarations of common dividends.

The Company's cash position, unused borrowing capacity expected under its new revolver, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, debt service, capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock and Class A and Class B common stock during 1999, although the Company's ability to pay dividends may be tied to compliance with the terms of its new revolver.

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

QUARTERLY EFFECTS AND SEASONALITY:
---------------------------------
Shipping volumes are lowest during the November and December holiday periods and also tend to be lower during mid-summer, as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income during these time periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices, as described previously herein.


INFLATION:
---------
The Company's operations have not been, nor are expected to be, materially affected by inflation. However, the Company is affected by changes in the price of steel charged by the primary producers, which are not considered to be inflation-sensitive, but rather sensitive to changes in steel demand as the primary producers use pricing policy to attempt to control their order levels and backlog.

NEW ACCOUNTING STANDARDS:
------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments as well as for hedging activities. FAS 133 requires the recognition of all derivatives (both assets and liabilities) in an entity's balance sheet to be measured at fair value. The Company does not anticipate that FAS 133, which is first effective for the Company's third quarter of 1999, will significantly impact the Company's financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U.S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks. In addition, although the Company both acquires and sells carbon steel coils and products, no commodity exchange exists that the Company might access to hedge its risk to carbon steel price fluctuations.

The Company has no material derivative financial instruments as of December 31, 1998, and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                  HUNTCO INC.
                          CONSOLIDATED BALANCE SHEET
                            (amounts in thousands)

                                                  December 31,       April 30,
                                                1998       1997        1997
                                              --------   --------    --------
ASSETS
Current assets:
 Cash                                         $     21   $     27    $  1,124
 Accounts receivable, net                       43,579     41,643      46,452
 Inventories                                    92,240     81,612     105,569
 Other current assets                            2,914      5,015       3,983
                                               -------    -------     -------
                                               138,754    128,297     157,128

Property, plant and equipment, net             143,401    145,777     141,436
Other assets                                    11,076     11,191       8,754
                                               -------    -------     -------
                                              $293,231   $285,265    $307,318
                                               =======    =======     =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $ 56,923   $ 40,027    $ 72,569
 Accrued expenses                                3,451      3,879       4,868
 Current maturities of long-term debt            7,352        209         189
                                               -------    -------     -------
                                                67,726     44,115      77,626
                                               -------    -------     -------

Long-term debt                                 102,555    110,730     100,877
Deferred income taxes                            7,376      9,415       7,754
                                               -------    -------     -------
                                               109,931    120,145     108,631
                                               -------    -------     -------

Commitments and contingencies (see Note 8)        -          -           -
Shareholders' equity:
 Series A preferred stock
 (stated at liquidation value)                   4,500      4,500       4,500
 Common stock:
  Class A (issued and outstanding, 5,292)           53         53          53
  Class B (issued and outstanding, 3,650)           37         37          37
 Additional paid-in-capital                     86,530     86,530      86,530
 Retained earnings                              24,454     29,885      29,941
                                               -------    -------     -------
                                               115,574    121,005     121,061
                                               -------    -------     -------
                                              $293,231   $285,265    $307,318
                                               =======    =======     =======

         See Accompanying Notes to Consolidated Financial Statements


                                    HUNTCO INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share amounts)

                                           Eight months
                             Year ended       ended
                             December 31,  December 31,   Year Ended April 30,
                                1998           1997         1997       1996
                              ---------     ---------     -------    -------
Net sales                     $391,181      $246,324      $326,563   $264,087

Cost of sales                  369,864       227,871       294,455    245,863
                               -------       -------       -------    -------
Gross profit                    21,317        18,453        32,108     18,224

Selling, general and
 administrative expenses        19,939        11,757        15,383     13,147
                               -------       -------       -------    -------
Income from operations           1,378         6,696        16,725      5,077

Interest, net                   (8,113)       (5,194)       (6,239)    (3,268)
                               -------       -------       -------    -------
Income (loss)
 before income taxes            (6,735)        1,502        10,486      1,809

Provision (benefit)
 for income taxes               (2,444)          486         3,997        701
                               -------       -------       -------    -------
Net income (loss)               (4,291)        1,016         6,489      1,108

Preferred dividends                200           133            50       -
                               -------       -------       -------    -------
Net income (loss) available
 for common shareholders       $(4,491)      $   883      $  6,439   $  1,108
                               =======       =======       =======    =======


Earnings (loss) per common
 share: (basic and diluted)      $(.50)       $  .10        $  .72     $  .12
                                 =====         =====         =====      =====
Weighted average
 common shares outstanding:
  Basic                          8,942         8,942         8,942      8,942
                                 =====         =====         =====      =====
  Diluted                        8,942         8,951         8,942      8,948
                                 =====         =====         =====      =====

          See Accompanying Notes to Consolidated Financial Statements


                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (amounts in thousands)

                                                Eight months
                                   Year ended      ended        Year ended
                                  December 31,  December 31,     April 30,
                                      1998         1997       1997     1996
                                     ------       ------     ------   ------
Series A preferred stock
  Balance at beginning of period    $ 4,500     $ 4,500     $   -      $  -
  January 30, 1997 share issuance       -            -        4,500       -
                                     ------      ------      ------    ------
  Balance at end of period          $ 4,500     $ 4,500     $ 4,500    $  -
                                     ======      ======      ======    ======

Class A common stock
  Balance at beginning of period    $    53     $    53     $    53   $    53
                                     ------      ------      ------    ------
  Balance at end of period          $    53     $    53     $    53   $    53
                                     ======      ======      ======    ======

Class B common stock
  Balance at beginning of period    $    37     $    37     $    37   $    37
                                     ------      ------      ------    ------
  Balance at end of period          $    37     $    37     $    37   $    37
                                     ======      ======      ======    ======

Additional paid-in-capital
  Balance at beginning of period    $86,530     $86,530     $86,567   $86,533
  Other changes                        -            -           (37)       34
                                     ------      ------      ------    ------
  Balance at end of period          $86,530     $86,530     $86,530   $86,567
                                     ======      ======      ======    ======

Retained earnings
  Balance at beginning of period    $29,885     $29,941     $24,709   $24,629
  Net income (loss)                  (4,291)      1,016       6,489     1,108
  Dividends on:
   Common stock                        (940)       (939)     (1,207)   (1,028)
   Series A preferred stock            (200)       (133)        (50)     -
                                     ------      ------      ------    ------
  Balance at end of period          $24,454     $29,885     $29,941   $24,709
                                     ======      ======      ======    ======


          See Accompanying Notes to Consolidated Financial Statements


                                    HUNTCO INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)

                                            Year      Eight months
                                           ended         ended        Year ended
                                         December 31, December 31,     April 30,
                                            1998         1997       1997      1996
                                           ------       ------     ------    ------

Cash flows from operating activities:
 Net income (loss)                         $(4,291)   $ 1,016     $ 6,489   $ 1,108
                                           -------    -------     -------   -------
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
    Depreciation and amortization           10,265      6,018       8,225     6,561
    Other                                      (65)        50        (675)       (5)
    Decrease (increase) in:
      accounts receivable                   (1,936)     4,809      (9,648)   (7,662)
      inventories                          (10,628)    23,957     (51,605)   23,762
      other current assets                   2,101     (1,032)     (2,057)     (961)
      other assets                          (1,049)    (2,837)     (2,632)     (910)
    Increase (decrease) in:
      accounts payable                      16,896    (32,542)     43,566     3,485
      accrued expenses                        (428)      (989)        934     2,470
      non-current deferred taxes            (2,039)     1,661       2,875     2,091
                                           -------    -------     -------   -------
        Total adjustments                   13,117       (905)    (11,017)   28,831
                                           -------    -------     -------   -------
 Net cash provided (used) by operations      8,826        111      (4,528)   29,939
                                           -------    -------     -------   -------
Cash flows from investing activities:
 Acquisition of property,
  plant and equipment, net                  (6,661)   (10,008)    (28,102)  (34,153)
                                           -------    -------     -------   -------
 Net cash used by investing activities      (6,661)   (10,008)    (28,102)  (34,153)
                                           -------    -------     -------   -------
Cash flows from financing activities:
 Issuance of Series A preferred stock         -          -          4,500      -
 Net proceeds from newly-issued debt           978     10,000      28,000    50,000
 Net payments on long-term debt             (2,010)      (128)       (189)  (45,621)
 Common stock dividends                       (939)      (939)     (1,207)   (1,028)
 Preferred stock dividends                    (200)      (133)        (50)     -
 Other                                         -         -            (37)       34
                                           -------    -------     -------   -------
 Net cash provided
  (used) by financing activities            (2,171)     8,800      31,017     3,385
                                           -------    -------     -------   -------
Net decrease in cash                            (6)    (1,097)     (1,613)     (829)
Cash, beginning of period                       27      1,124       2,737     3,566
                                           -------    -------     -------   -------
Cash, end of period                        $    21    $    27     $ 1,124   $ 2,737
                                           =======    =======     =======   =======

             See Accompanying Notes to Consolidated Financial Statements


                                 HUNTCO INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant accounting policies followed by the Company are described below:

     Change in fiscal year end:

On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year. As a result, the Company reported an eight-month transition period ending December 31, 1997, in order to change to its new calendar year end.

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

     Concentration of credit risk:

Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, manufacturers of consumer durables, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, to compressor manufacturers, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of December 31, 1998 and 1997, and April 30, 1997, the Company's allowance for doubtful accounts balance was $530, $333, and $544, respectively.

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

     Property, plant and equipment:

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective property, ranging from three to thirty years. Expenditures for repairs, maintenance and renewals are charged to income as incurred. Expenditures that improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Leases meeting the criteria of a capital lease are recorded at the present value of the non-cancelable lease payments over the term of the lease. Properties held under capital leases are amortized over the estimated useful lives of the assets, ranging from five to twenty years. The interest portion of the respective capital lease payment is charged to operations.

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

     Earnings per common share:

Earnings per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding for basic earnings per common share, and by the weighted average number of common shares and share equivalents outstanding during the period for diluted earnings per common share.

     New accounting standards:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Adoption of FAS 130 did not significantly impact the Company's financial reporting.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires public entities to report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports issued to shareholders. Adoption of FAS 131 did not significantly impact the Company's financial reporting.

2.   INVENTORIES

Inventories consisted of the following as of:

                                       December 31,      April 30,
                                     1998       1997       1997
                                   --------   --------   --------
     Raw materials                 $ 66,063   $ 55,991   $ 84,046
     Finished goods                  26,177     25,621     21,523
                                   --------   --------   --------
                                   $ 92,240   $ 81,612   $105,569
                                   ========   ========   ========

The Company's investment in finished goods includes cold rolled steel coils produced at the Company's Blytheville, Arkansas facility. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of the dates presented:


                                       December 31,       April 30,
                                    1998        1997        1997
                                   ------      -------    --------
Land and improvements             $  5,032    $  3,664    $  3,730
Buildings and improvements          62,632      58,930      55,525
Machinery and equipment            112,815      96,925      94,603
                                  --------    --------    --------
                                   180,479     159,519     153,858
Less accumulated depreciation       37,395      28,870      23,499
                                  --------    --------    --------
                                   143,084     130,649     130,359
Construction in progress               317      15,128      11,077
                                  --------    --------    --------
                                  $143,401    $145,777    $141,436
                                  ========    ========    ========

4.   LONG-TERM DEBT

The Company's long-term debt includes $50,000 of term notes (the "Notes") issued to a group of domestic commercial lenders. The Notes bear interest at the fixed rate per annum of 8.13%, with interest payable semiannually each January 15 and July 15, and mature in equal annual installments of $7,143 on each July 15, 1999 - 2005.

The balance of long-term debt primarily consists of amounts outstanding under a revolving credit agreement entered into with a group of domestic commercial banks (the "bank revolver"). The bank revolver provides for borrowings and issuances of letters of credit in amounts totaling up to $80,000 until termination on October 31, 1999. The bank revolver provides for borrowings at varying interest rates set either below the prime rate for LIBOR-based loans or at or slightly above the prime rate for daily revolving credit advances, payable monthly or at the maturity of any LIBOR-based loans. Under the bank revolver, compensating balances are not required.

The Notes and the bank revolver both require the maintenance of various financial covenants and ratios. The Company was in compliance with the financial covenants and ratios required by the Notes as of December 31, 1998. The Company was also in compliance, or received necessary waivers for areas of non-compliance, with the financial covenants and ratios required under the bank revolver as of December 31, 1998.

The Company agreed in the Notes and under the bank revolver to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity). As of December 31, 1998, the ratio of funded debt to total capitalization was 48.7%. Accordingly, the Company had unused borrowing capacity of $5,667 as of December 31, 1998, in accordance with this debt covenant.

On March 24, 1998, the Company amended the bank revolver and the agreements under which the Notes are outstanding to provide these lenders with security interests in the accounts receivable, inventory and selected fixed assets of the Company. Effective with these amendments, the maximum amount of borrowings available to the Company under its bank revolver is based upon percentages of eligible accounts receivable, inventory and selected fixed assets, as defined in the amended revolver.

The Company is negotiating a new revolving credit facility with an asset-based lending institution (the "asset-based revolver"). The asset-based revolver is expected to provide the Company with up to $90.0 million in credit at rates generally equivalent to those being incurred under the bank revolver. The asset-based revolver should be in place on or around March 31, 1999 for a term of three years or more; and will be secured by the accounts receivable, inventory and selected fixed assets of the Company. The asset-based revolver is expected to provide funds for the scheduled amortization of the Company's payment obligations under the Notes and will be used to refinance the bank revolver. Given this anticipated refinancing, the $58,500 balance due on the bank revolver as of December 31, 1998 would become due on or around March 31, 2002, rather than October 31, 1999 as provided under the terms of the bank revolver. Given the likelihood of a successful conclusion to the Company's refinancing effort described herein, principal payments due on the Company's long-term debt for each of the five years following December 31, 1998 will be as follows:

                  1999                     $  7,352
                  2000                        8,012
                  2001                        7,365
                  2002                       65,749
                  2003                        7,143
                  Thereafter                 14,286
                                           --------
                                           $109,907
                                           ========

Total cash paid for interest during 1998, the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996 was $9,392, $5,295, $7,552, and $4,450, respectively. Of the Company's total interest costs, it capitalized $1,189, $774, $1,244, and $2,091 to construction in progress during 1998, the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively.

5.   Capital stock

The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

On January 30, 1997, the Company issued 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly beginning March 1, 1997. The Series A Preferred carries a liquidation preference of $20.00 per share. The Series A Preferred is convertible on a one-for-one basis into shares of Class A common stock at any time at the option of the holder, and at the option of the Company under certain circumstances, including if at any time the closing price of the Class A common stock is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of Series A Preferred to Coil-Tec, Inc. in connection with the Company's acquisition of $4,500 of depreciable assets and certain other operating assets of Coil-Tec, Inc. on January 30, 1997.

The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 shares were issued as of December 31, 1998 and 1997, and April 30, 1997. The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of December 31, 1998 and 1997, and April 30, 1997. Shares of Class B common stock are not transferable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr.
B. D. Hunter.

6.   Incentive stock plan

The Company maintains an incentive stock plan, which provides for the grant of non-qualified stock options, incentive stock options, restricted shares and stock appreciation rights to officers and key employees, as well as directors, of the Company selected by a committee of the Board of Directors. A maximum of 900,000 shares of Class A common stock may be issued under the plan. Options issued under the plan may be exercised, subject to a ten-year maximum term, over periods determined by the committee.

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and April 30, 1997 and 1996, and changes during the periods ending on those dates, is as follows:

                                         Options         Weighted Average
                                       Outstanding        Exercise Price
                                       -----------       ----------------
Balance at April 30, 1995                687,000              $18.73
 Options granted                          73,000              $19.50
 Options exercised                        (2,000)             $17.00
 Options canceled or forfeited           (12,500)             $20.18
                                         -------
Balance at April 30, 1996                745,500              $18.78
 Options granted                          98,500              $12.50
 Options canceled or forfeited            (8,000)             $23.13
                                         -------
Balance at April 30, 1997                836,000              $18.00
 Options granted                         353,000              $13.50
 Options canceled or forfeited          (342,750)             $20.57
                                         -------
Balance at December 31, 1997             846,250              $15.08
Options canceled or forfeited           (113,750)             $16.57
                                         -------
Balance at December 31, 1998             732,500              $14.85
                                         =======

The following table summarizes stock options outstanding and exercisable as of December 31, 1998:

                           Outstanding                   Exercisable
                  ----------------------------       ---------------------
                           Remaining  Average                    Average
  Exercise        No. of    Average   Exercise       No. of      Exercise
 Price Range      Options    Life      Price         Options      Price
-------------     -------   -------   -------        -------     --------
    $17.00        306,000   4.5 yrs   $17.00         306,000      $17.00
$12.50-$13.50     426,500   2.4 yrs   $13.31          34,125      $12.90
                  -------   -------                  -------
                  732,500   3.3 yrs   $14.85         340,125      $16.59
                  =======   =======                  =======

No compensation expense has been recognized by the Company for its incentive stock plan in accordance with the Company's continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees. Had the fair value method of accounting contemplated by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," been applied to the Company's incentive stock plan, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                               Eight
                              Year ended    months ended
                              December 31,  December 31,  Year ended April 30,
                                 1998          1997         1997        1996
                                ------        ------       ------      ------
Net income (loss) available
 for common shareholders:
  As reported                   $(4,491)     $ 883        $6,439      $1,108
  Pro forma                      (4,766)       827         6,402       1,106

Earnings (loss) per common
 share (basic and diluted):
  As reported                     $(.50)     $ .10        $  .72      $  .12
  Pro forma                        (.53)       .09           .72         .12


The pro forma impact only takes into account options granted since April 1996, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively: risk-free interest rates of 5.7%, 6.7%, and 5.1%; dividend yield of .9%; expected common stock market price volatility factor of 47.0%, 50.1%, and 54.8%; and a weighted average expected life of the options of three to five years. The weighted average fair value of options granted for the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, respectively, was $1.90, $3.84, and $4.90.

7.   Income taxes

The components of the provision for income taxes for 1998, the transition period ended December 31, 1997, and for the years ended April 30, 1997 and 1996, respectively, are as follows:

                                              Eight
                             Year ended    months ended  Years ended April 30,
                             December 31,  December 31,  ---------------------
                                 1998         1997         1997        1996
                                 ----         ----         ----        ----
 Current:
   Federal                      $   196      $(1,528)     $1,284      $  -
   State                            (58)          65          43         (24)
                                 ------       ------      ------      ------
                                    138       (1,463)      1,327         (24)
                                 ------       ------      ------      ------
 Deferred (primarily Federal):
   Current                         (543)         288        (205)     (1,366)
   Non-current                   (2,039)       1,661       2,875       2,091
                                 ------       ------      ------      ------
                                 (2,582)       1,949       2,670         725
                                 ------       ------      ------      ------
 Provision (benefit)
  for income taxes              $(2,444)     $   486      $3,997      $  701
                                 ======       ======      ======      ======

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred income tax liabilities of the Company are comprised of the following as of:

                                              December 31,        April 30,
                                             1998      1997         1997
                                            ------    ------       ------
Total deferred tax liabilities,
 primarily related to property basis
 differences and related effects,
 including accelerated tax depreciation     $18,781   $14,580      $8,929
                                            -------    ------      ------
Deferred tax assets attributable to:
  Non-deductible liabilities and reserves     1,741     1,247       1,588
  Net operating loss carryovers
   expiring through the year ending
   December 31, 2018                         11,385     5,095       1,052
                                            -------    ------      ------
Total deferred tax assets                    13,126     6,342       2,640
                                            -------    ------      ------
Net deferred tax liabilities, net of
 $1,721, $1,177, and $1,465, respectively,
 reflected in other current assets          $ 5,655   $ 8,238      $6,289
                                            =======    ======      ======

A reconciliation of the provision for income taxes to the maximum statutory Federal rate of 35% is as follows for the following periods:

                                  Year      Eight months
                                  ended        ended        Years ended
                               December 31, December 31,     April 30,
                                  1998         1997       1997      1996
                                  ----         ----       ----      ----
 Tax at statutory Federal rate   $(2,357)     $ 526      $3,670    $ 633
 State income taxes, net
  of federal tax benefit            (347)      (143)        195      (94)
 Goodwill amortization               101         67         101      101
 Other                               159         36          31       61
                                  ------      -----      ------    -----
                                 $(2,444)     $ 486      $3,997    $ 701
                                  ======      =====      ======    =====

During 1998, the eight months ended December 31, 1997, and the years ended April 30, 1997 and 1996, the Company made cash payments for income taxes of $317, $1,016, $3,000, and $50, respectively. Of the amount paid during 1998, $200 was claimed as a Federal refund in January 1999. During 1998, the Company received Federal tax refunds totaling $2,097. During the year ended April 30, 1997, the Company claimed Federal tax refunds of $1,871, which were received in May 1997.

8.   Commitments and contingencies

The Company is a party to various claims and legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determination in any or all of such proceedings will have a material adverse effect upon the financial condition, cash flows, or the results of operations of the Company.

The Company leases a variety of assets for use in its operations. With respect to operating leases of steel processing equipment and certain real property, the Company has negotiated purchase options that are effective prior to or at the end of the lease term of such operating lease agreements. With respect to the Company's operating lease commitments, net aggregate future lease payments as of December 31, 1998, are payable as follows:

                    1999                     $ 4,426
                    2000                       4,289
                    2001                       3,972
                    2002                       3,910
                    2003                       3,827
                    Thereafter                 7,604
                                             -------
                                             $28,028
                                             =======



9.   Quarterly financial data (unaudited)

Summarized quarterly financial data for the calendar years ended December 31, 1998 and 1997 follows:

                            First     Second      Third    Fourth
                           quarter    quarter    quarter   quarter     Year
                           -------    -------    -------   -------    ------
Net sales:
  December 1998            $110,373   $104,724   $95,646   $80,438   $391,181
  December 1997              85,501     93,657    93,903    93,492    366,553

Gross profit (loss):
  December 1998               7,756      7,762     5,156       643     21,317
  December 1997               7,349      9,056     8,167     4,407     28,979

Net income (loss):
  December 1998                 651        482    (1,103)   (4,321)    (4,291)
  December 1997               1,224      1,572     1,197    (1,203)     2,790

Earnings (loss) per common share
 (basic and diluted):
  December 1998                .07        .05      (.13)     (.49)      (.50)
  December 1997                .13        .17       .13      (.14)       .29



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at December 31, 1998, 1997, and April 30, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the eight months ended December 31, 1997, and for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 5, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information regarding (i) directors of the Company and (ii) the only executive officers of the Company (who are also directors of the Company), is incorporated herein by reference to the information included under the title "Proposal 1: Election of Directors --Nominees for Directors", "--Information as of March 22, 1999 Regarding the Board's Nominees for Election as Directors at the 1999 Annual Meeting for Terms to Expire at the Annual Meeting in 2002"; and "--Information as of March 22, 1999 Regarding the Directors Who are Not Nominees for Election and Whose Terms Continue Beyond 1999," contained within the Company's 1999 Proxy Statement. The individuals identified in the 1999 Proxy Statement as executive officers of the Company have been appointed to serve as such until their respective successors are duly elected and have qualified, or until their earlier death, resignation or removal.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information regarding executive compensation is incorporated herein by reference to the information included under the titles "Proposal 1: Election of Directors --Directors' Fees" contained within the Company's 1999 Proxy Statement; "Executive Compensation --Summary Compensation Table", "-- Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "-Employment Agreements; Separation Agreements", and "--Compensation Committee Interlocks and Insider Participation" contained within the Company's 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included under the title "Voting, Voting Securities and Principal Holders Thereof -- Holdings of Management and Principal Shareholders" contained within the Company's 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included under the title "Certain Transactions" contained within the Company's 1999 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

         The Company's financial statements together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 1999, are set forth herein under Item 8.

      (2)   Financial Statement Schedules -- Omitted, not applicable.

      (3)   Exhibits

         These Exhibits are numbered in accordance with the Exhibit Table at
Item 601 of Regulation S-K. The following Exhibits listed in the Exhibit Index are filed with this Report:

     10(iii)(A)(5): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1999.

     10(iii)(A)(9): Severance Agreement and Release entered into by and between Huntco Inc. and Terry J. Heinz, dated as of March 8, 1999.

     23(ii):  Consent of PricewaterhouseCoopers LLP.

     24: Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

     27:  Financial Data Schedule.


For a listing of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report, see the Exhibits listed under Exhibit Nos. 10(iii)(A)(1) through 10(iii)(A)(8).


(b) Reports on Form 8-K

The Company filed a Form 8-K on October 23, 1998, which discussed under Item 5, "Other Events", its earnings for the three and nine months ended September 30, 1998, and certain forward-looking data for the years ending December 31, 1998 and 1999.

The Company filed a Form 8-K on February 8, 1999, which discussed under Item 5, "Other Events", its earnings for the three and twelve months ended December 31, 1998, updated the Company's financial risk factors, and discussed certain forward-looking data for the year ending December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: March 25, 1999                          By:/s/ Robert J. Marischen
                                                 -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman, President,
                                                   and Chief Financial Officer


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


    /s/ B. D. Hunter               Director, Chairman of the    March 25, 1999
---------------------------------   Board and Chief Executive
      B. D. Hunter                  Officer
                                    (Principal Executive Officer)

    /s/ Robert J. Marischen        Director, Vice Chairman of   March 25, 1999
---------------------------------   the Board, President and
      Robert J. Marischen           Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)

    /s/ Donald E. Brandt           Director                     March 25, 1999
---------------------------------
      Donald E. Brandt

    /s/ James J. Gavin, Jr.        Director                     March 25, 1999
---------------------------------
      James J. Gavin, Jr.

    /s/ Michael M. McCarthy        Director                     March 25, 1999
---------------------------------
      Michael M. McCarthy

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

4(i)(a): Reference is made to Articles III and VIII of the Restated Articles of Incorporation of Huntco Inc., incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form 10-K filed July 28, 1995.

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

4(i)(d): Reference is made to Articles III, IV, V, XI, XII, and XIII incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended October 31, 1997, filed on December 15, 1997.

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

4(ii)(b)(1): Amended and Restated Revolving Credit Agreement dated March 24, 1998, by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc., Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, and SunTrust Bank, Atlanta, incorporated herein by reference to Exhibit 4(ii)(b)(1) of the Company's Form 10-K filed on March 30, 1998.

4(ii)(b)(2): Form of Revolving Credit Note issued in connection with the execution of the Amended and Restated Revolving Credit Agreement of March 24, 1998, incorporated herein by reference to Exhibit 4(ii)(b)(2) of the Company's Form 10-K filed on March 30, 1998.

4(ii)(c)(1): Note Purchase Agreement dated July 14, 1995, providing for the issuance of $50.0 million of 8.13% ten-year term notes, maturing in equal annual installments from July 15, 1999-2005, by and among Huntco Inc. and each of the purchasers listed on Schedule A thereto, incorporated herein by reference to Exhibit 4(v)(a) of the Company's Form 8-K filed on July 18, 1995.

4(ii)(c)(2): First Amendment to Note Purchase Agreement dated July 14, 1995, entered into as of March 24, 1998, by and among Huntco Inc., Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska, incorporated herein by reference to Exhibit 4(ii)(c)(2) of the Company's Form 10-K filed on March 30, 1998.

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

4(ii)(c)(5): Subsidiary Guaranty dated March 24, 1998, from HSI Aviation, Inc. entered into in connection with the First Amendment to Note Purchase Agreement dated July 14, 1995, incorporated herein by reference to Exhibit 4(ii)(c)(5) of the Company's Form 10-K filed on March 30, 1998.

4(ii)(d)(1): Form of Security Agreement dated March 24, 1998, executed by each of Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., and HSI Aviation, Inc., in favor of Mercantile Bank National Association, as Collateral Agent for the Company's creditors under that certain Amended and Restated Revolving Credit Agreement dated March 24, 1998, that certain Note Purchase Agreement dated July 14, 1995, as amended, and that certain Collateral Agency and Intercreditor Agreement dated March 24, 1998, incorporated herein by reference to Exhibit 4(ii)(d)(1) of the Company's Form 10-K filed on March 30, 1998.

4(ii)(d)(2): Collateral Agency and Intercreditor Agreement dated March 24, 1998, executed by and among Huntco Inc., Huntco Nevada, Inc., Huntco Steel, Inc., Midwest Products, Inc., HSI Aviation, Inc.; Mercantile Bank National Association, Harris Trust and Savings Bank, The First National Bank of Chicago, Bank of America NT&SA, SunTrust Bank, Atlanta; Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, TransAmerica Life Insurance and Annuity Company, TransAmerica Assurance Company, TransAmerica Occidental Life Insurance Company, ProvidentMutual Life and Annuity Company of America, Berkshire Life Insurance Company, and The Security Mutual Life Insurance Company of Lincoln, Nebraska, incorporated herein by reference to
Exhibit 4(ii)(d)(2) of the Company's Form 10-K filed on March 30, 1998.

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

10(iii)(A)(3): Description of Performance Bonus Arrangement for executive officers for the fiscal year ending April 30, 1997, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's 1996 Annual Report on Form 10-K, filed on July 26, 1996.

10(iii)(A)(4): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1998, incorporated herein by reference to Exhibit 10(iii)(A)(7) of the Company's Form 10-K filed on March 30, 1998.

10(iii)(A)(5): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1999.

10(iii)(A)(6): Huntco Inc. 1993 Incentive Stock Plan, as Amended and Restated in 1996, incorporated herein by reference to Exhibit 10(iii)(A)(2) of the Company's Form 10-Q for the quarter ended July 31, 1996, filed on August 13, 1996.

10(iii)(A)(7): Form of Option Agreement for Awards of Options under 1993 Incentive Stock Plan, incorporated herein by reference to Exhibit
10(iii)(A)(9) of the Company's Form 10-K filed on March 30, 1998.

10(iii)(A)(8): Description of tax reimbursement arrangement between the Company and its executive employees upon exercise of non-qualified stock options, incorporated herein by reference to Exhibit 10(iii)(A)(6) of the Company's 1994 Annual Report on Form 10-K, filed on July 29, 1994.

10(iii)(A)(9): Severance Agreement and Release entered into by and between Huntco Inc. and Terry J. Heinz, dated as of March 8, 1999.

11:  Omitted - not applicable.

12:  Omitted - not applicable.

13:  Omitted - not applicable.

16:  Omitted - not applicable.

18:  Omitted - not applicable.

21: Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Company's fiscal 1997 Annual Report on Form 10-K, filed on July 25, 1997.

22:  Omitted - not applicable.

23(ii):  Consent of PricewaterhouseCoopers LLP.

24:  Powers of attorney contained on the signature page found herein.

27:  Financial Data Schedule.

99:  Omitted - not applicable.