Form 10-Q
period 1999-03-31
HUNTCO INC
filed 1999-05-14
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999, or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 5, 1999, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1999 (Unaudited) and December 31, 1998 (Audited)

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 1999 and 1998 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,   December 31,
                                                        1999         1998
                                                     ----------   -----------
                                                     (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                 $     28     $     21
 Accounts receivable, net                               47,086       43,579
 Inventories                                           110,683       92,240
 Other current assets                                    2,855        2,914
                                                      --------     --------
                                                       160,652      138,754

Property, plant and equipment, net                     141,010      143,401
Other assets                                            11,041       11,076
                                                      --------     --------
                                                      $312,703     $293,231
                                                      ========     ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 82,720     $ 56,923
 Accrued expenses                                        1,632        3,451
 Current maturities of long-term debt                    7,352        7,352
                                                      --------     --------
                                                        91,704       67,726
                                                      --------     --------

Long-term debt                                         101,589      102,555
Deferred income taxes                                    7,376        7,376
                                                      --------     --------
                                                       108,965      109,931
                                                      --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53           53
   Class B (issued and outstanding, 3,650)                  37           37
 Additional paid-in-capital                             86,530       86,530
 Retained earnings                                      20,914       24,454
                                                      --------     --------
                                                       112,034      115,574
                                                      --------     --------
                                                      $312,703     $293,231
                                                      ========     ========
      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                                     Three Months
                                                    Ended March 31,
                                                   1999         1998
                                                 -------      -------
Net sales                                         $90,377    $110,373

Cost of sales                                      88,230     102,617
                                                 --------     -------
Gross profit                                        2,147       7,756

Selling, general and administrative expenses        4,789       4,718
                                                 --------     -------
Income (loss) from operations                      (2,642)      3,038

Interest, net                                      (2,197)     (2,021)
                                                 --------     -------
Income (loss) before income taxes                  (4,839)      1,017

Provision (benefit) for income taxes               (1,662)        366
                                                 --------     -------
Net income (loss)                                  (3,177)        651

Preferred dividends                                    50          50
                                                 --------     -------
Net income (loss) available
 for common shareholders                         $ (3,227)    $   601
                                                 ========     =======


Earnings (loss) per common share:
  Basic and diluted                                 $(.36)      $ .07
                                                    =====       =====

Weighted average common shares outstanding:
  Basic                                             8,942       8,942
                                                    =====       =====
  Diluted                                           8,942       8,998
                                                    =====       =====

    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended March 31,
                                                     1999        1998
                                                   -------     -------

Cash flows from operating activities:
 Net income (loss)                                 $(3,177)    $   651
                                                   -------     -------
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    2,813       2,508
    Other                                              (43)       (427)
    Decrease (increase) in:
      accounts receivable                           (3,507)    (10,571)
      inventories                                  (18,443)      6,898
      other current assets                              59       1,459
      other assets                                    (176)       (404)
    Increase (decrease) in:
      accounts payable                              25,797      (1,576)
      accrued expenses                              (1,819)       (726)
      non-current deferred taxes                      -            150
                                                   -------     -------
        Total adjustments                            4,681      (2,689)
                                                   -------     -------
 Net cash provided (used) by operations              1,504      (2,038)
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net    (168)     (1,865)
                                                   -------     -------
 Net cash used by investing activities                (168)     (1,865)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from newly-issued debt                  -          4,000
 Payments on long-term debt                           (966)        (53)
 Common stock dividends                               (313)       -
 Preferred stock dividends                             (50)        (50)
                                                   -------     -------
 Net cash provided (used) by financing activities   (1,329)      3,897
                                                   -------     -------
Net increase (decrease) in cash                          7          (6)

Cash, beginning of period                               21          27
                                                   -------     -------
Cash, end of period                                $    28     $    21
                                                   =======     =======

    See Accompanying Notes to Condensed Consolidated Financial Statements



                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Huntco Inc. (the Company") has prepared the condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1999 and 1998, without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 29, 1999. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the aforementioned Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     March 31,          December 31,
                                       1999                1998
                                     -------            ---------
     Raw materials                   $ 84,581            $ 66,063
     Finished goods                    26,102              26,177
                                     --------            --------
                                     $110,683            $ 92,240
                                     ========            ========

As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. The Company did not possess any substantial amount of vendor-owned consigned material as of March 31, 1999.

The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.   LONG-TERM DEBT

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.0 million, before income tax benefits, which amount will be reported as an extraordinary item in the 1999 second quarter. The current and long-term maturities reflected on the face of the March 31, 1999 balance sheet are based upon the terms of the Company's debt obligations that existed prior to the above-referenced refinancing.

The new credit agreement eliminated the limitation on the amount of debt which could be incurred by the Company, which was limited to 50% of total capital pursuant to the terms of the previous bank revolver and the term notes. The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels. The Company's inventory levels peaked around the beginning of March, 1999, and are expected to return to significantly lower levels by the end of the second quarter.

Security under the new agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the new revolver is based upon percentages of eligible accounts receivable and inventory, as defined in the new Loan and Security Agreement, as well as amounts attributable to selected fixed assets of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 1999 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 1999 Outlook" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's annual report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999.


RESULTS OF OPERATIONS

Net sales for the quarter were $90.4 million, a decrease of 18.1% in comparison to net sales of $110.4 million for the three months ended March 31, 1998. The Company attributes the decrease in net sales to lower average selling prices, which declined approximately 9.6% when comparing the 1999 first quarter to the 1998 first quarter; and declined approximately 8.0% in comparison to the 1998 fourth quarter. These declines in selling values reflect the continuing devaluation of steel prices, which continued through the 1999 first quarter.

Also reflected in the lower year over year net sales was a 2.9% reduction in shipping volume, measured in tons shipped, as well as a higher tolling percentage in the 1999 first quarter. The Company processed and shipped 330,269 tons of steel in the quarter ended March 31, 1999. Approximately 26.1% of the tons processed in the first quarter of 1999 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 23.8% in the comparable period of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. The Company sold 61,820 tons of cold rolled products during the first quarter of 1999, which compares to 85,840 tons in the prior year's first quarter. This decrease in cold rolled sales volume was attributable to higher levels of competition stemming from imports of cold rolled products into the Company's market territories.

Gross profit expressed as a percentage of net sales was 2.4% for the quarter ended March 31, 1999, which compares to 7.0% for the prior year's first quarter. The lower gross profit margin reflects the continuing devaluation in steel prices, resulting in an extremely competitive market environment as the Company and its competitors strive to achieve higher inventory turns in the face of falling prices.

Selling, general and administrative ("SG&A") expenses of $4.8 million reflect a modest increase of $.1 million over the prior year's first quarter. The stability of the Company's year over year SG&A expenses follows the relatively stable level of sales volume incurred by the Company in these comparable time periods (albeit a 2.9% sales volume decrease as discussed above), and the SG&A expenses necessary to support this level of volume. As a result of the decrease in transaction pricing, however, SG&A expenses increased as a percentage of net sales from 4.3% during the first quarter of 1998 to 5.3% of net sales during the first quarter of 1999. However, the 5.3% figure for the first quarter of 1999 did show a decrease from the 6.6% figure for the fourth quarter of 1998, and is substantially equivalent to the 5.1% figure incurred during the third quarter of 1998.

The Company incurred a loss from operations of $2.6 million in the quarter ended March 31, 1999, which compares to income from operations of $3.0 million as reported for the corresponding period of the prior year. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $2.2 million and $2.0 million was incurred during the quarters ended March 31, 1999 and 1998, respectively. This increase is primarily attributable to the interest capitalized by the Company in the first quarter of 1998 ($.3 million) versus none for 1999, as the Company placed into service substantially all of its construction projects at or near the end of 1998.

The effective income tax rate experienced by the Company was 36.0% in the first quarter of 1998. For the first quarter of 1999, the Company reported a 34.3% effective income tax benefit. The lower effective income tax rate is due to the effects of non-deductible expenses incurred by the Company applied to pre-tax income for 1998, versus a pre-tax loss for 1999.

The Company reported a net loss available for common shareholders for the 1999 first quarter of $3.2 million (or $.36 per share both basic and diluted), compared to net income available for common shareholders of $.6 million (or $.07 per share both basic and diluted), in the prior year's first quarter. This decrease reflects the factors discussed in the preceding paragraphs.


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

In an effort to stay competitive from a raw material pricing perspective, during 1998 the Company shifted a major portion of its steel purchases to imported coils. Due to the use of imported coils and the resultant increase in inventory, the Company extended payment terms, primarily from its import vendors, and elected to forego quick pay discounts on its domestic inventory purchases. As a result, the Company's investment in inventories and balance of accounts payable increased in the latter half of 1998 and into the first quarter of 1999. As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. This consigned material was billed to the Company during the first quarter of 1999, and served to increase the Company's reported investment in inventories and accounts payable. The Company did not possess any substantial amount of vendor-owned consigned material as of March 31, 1999.

The Company's suppliers appear to price their steel coil offerings on such supplier's backlog, without regard to the inflationary or deflationary impact of such pricing policies on their customers' inventory positions. A supplier's offered price can be significantly influenced by outside economic pressures, such as those faced by the economic slowdown in the Far East. These external pressures have resulted in greater steel offerings to purchasers in the United States; including the Company, its competitors, and to a lesser extent certain of its steel service center customers.

The Company's inventories peaked near the end of the first quarter of 1999, and management is focused on increasing inventory turns and better managing inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company is reducing its steel coil inventory holdings and intends to maintain these lower levels consistent with sound business practice. The Company is striving to decrease on-hand and on-order inventory positions, and believes it can do so through the many supply channels developed over the past few years.

In terms of other consequential working capital items, the Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $3.5 million and $10.6 million increases in accounts receivable for the quarters ended March 31, 1999 and 1998, respectively, follows this seasonality. It should be noted that the 1999 quarterly increase was less than that of 1998 given the decrease in sales transaction pricing and slightly lower shipping volumes, as previously discussed.

Net cash used by operations was $2.0 million for the three months ended March 31, 1998. Such cash used by operating activities was funded by additional borrowings on the Company's revolving credit facility. Operating activities generated $1.5 million of cash during the three months ended March 31, 1999, which cash was primarily generated from the increase in the Company's accounts payable balance as discussed above.

The Company invested $.2 million and $1.9 million of cash during the quarters ended March 31, 1999 and 1998, respectively, in new property, plant and equipment. During the first quarter of 1998 such expenditures primarily related to the Company's second coil pickling line located in Blytheville, Arkansas. The Company sustained its 1998 construction efforts by way of increased corporate borrowings. The Company does not currently contemplate any further significant level of capital additions over the course of the next twelve months.

Through the end of the 1999 first quarter, the Company's primary long-term debt agreements required the maintenance of various financial covenants and ratios. Within these arrangements, the Company agreed to limit its long-term debt, inclusive of current maturities (i.e., "funded debt"), to no more than 50% of total capitalization (i.e., the sum of the Company's funded debt and total shareholders' equity)(the "leverage covenant"). However, the Company was operating very close to its leverage covenant near the end of 1998 and throughout the first quarter of 1999. In order to access additional liquidity, the Company entered into negotiations with various domestic commercial lenders to establish a new asset-based revolving credit agreement that would either relax or remove the leverage covenant mentioned above.

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.0 million, before income tax benefits, which amount will be reported as an extraordinary item in the 1999 second quarter.

The new credit agreement eliminated the limitation on the amount of debt which could be incurred by the Company, which was limited to 50% of total capital pursuant to the terms of the previous bank revolver and the term notes. This change allowed the Company to access approximately $25.0 million in incremental borrowings.

The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels. The Company's inventory levels peaked around the beginning of March, 1999, and are expected to return to significantly lower levels by the end of the second quarter.

Security under the new agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the new revolver is based upon percentages of eligible accounts receivable and inventory, as defined in the new agreement, as well as amounts attributable to selected fixed assets of the Company.

During the quarter ended March 31, 1998, the Company paid dividends on its Series A preferred stock of $.1 million, with no dividends paid on its common stock with the Company's transition to its new calendar year reporting cycle. During the quarter ended March 31, 1999, the Company paid dividends on both its common and preferred stock of $.4 million. While permitted under the Company's new debt agreement, the Company's Board of Directors elected not to declare a quarterly dividend on the Company's common stock for the second quarter of 1999. Future dividends may or may not be declared, at the discretion of the Board of Directors, depending on industry conditions, evaluation of the Company's performance and current liquidity situation, or based on internal investment alternatives -- including the potential repurchase of shares of the Company's Class A common stock.

The Company's cash position, unused borrowing capacity, and cash anticipated to be generated from operations is expected to be sufficient to meet its commitments in terms of working capital growth, debt service, necessary capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock during the balance of 1999.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, explores financing alternatives such as increasing its borrowing capacity on its revolving credit facility (as it recently did as described above), the possibility of issuing additional long-term debt, or pursuing further operating lease financing for new business expansions. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.


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

The Company has completed the assessment phase of its Year 2000 plan, which in addition to the assessment of its own systems and operations includes surveying the Company's primary suppliers, vendors and service providers for Year 2000 compliance. The Company's remediation plan includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the implementation of a new integrated core business system, which has been installed at all of the Company's steel processing facilities. The Company expects its remediation phase, including testing, to be completed by June 30, 1999. As such, all critical internal Company systems should be Year 2000 compliant by June 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

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

The Company has no material derivative financial instruments as of March 31, 1999, and does not enter into derivative financial instruments for trading purposes. Market risks that the Company has currently elected not to hedge primarily relate to its floating rate debt.

PART II.    OTHER INFORMATION
-----------------------------

Item 2.     Changes in Securities and Use of Proceeds
-----------------------------------------------------

Under the terms of the Company's new revolving credit agreement executed on April 15, 1999, the Company's ability to declare common dividends is subject to the current liquidity situation of the Company.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on February 8, 1999, which filing discussed under
Item 5, Other Events, the Company's earnings for the three and twelve months ended December 31, 1998, as well as providing certain forward-looking data for the fiscal year ending December 31, 1999.

The Company filed a Form 8-K on April 19, 1999, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months ended March 31, 1999, as well as providing certain forward-looking data for the fiscal year ending December 31, 1999.

                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: May 12, 1999                         By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board,
                                                   President, and Chief
                                                   Financial Officer
                                                   (on behalf of the
                                                   Registrant and as principal
                                                   financial officer)

                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


2:   Omitted - not applicable.

3:   Omitted - not applicable.

4(ii)(a): Loan and Security Agreement dated April 15, 1999, by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors.

4(ii)(b): Form of Security Agreement dated April 15, 1999, executed by each of Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., in favor of Congress Financial Corporation, executed in connection with the Loan and Security Agreement dated April 15, 1999 by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors.

10:  Omitted - not applicable.

11:  Omitted - not applicable.

15:  Omitted - not applicable.

18:  Omitted - not applicable.

19:  Omitted - not applicable.

22:  Omitted - not applicable.

23:  Omitted - not applicable.

24:  Omitted - not applicable.

27:  Financial Data Schedule.

99:  Omitted - not applicable.