Form 10-Q
period 1999-06-30
HUNTCO INC
filed 1999-08-06
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1999, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1999 (Unaudited) and December 31, 1998 (Audited)

            Condensed Consolidated Statements of Operations
            Six and Three Months Ended June 30, 1999 and 1998 (Unaudited)

            Condensed Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1999 and 1998 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K



                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,   December 31,
                                                        1999         1998
                                                     ----------   -----------
                                                     (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                 $     21     $     21
 Accounts receivable, net                               43,691       43,579
 Inventories                                            76,608       92,240
 Other current assets                                    2,769        2,914
                                                      --------     --------
                                                       123,089      138,754
Property, plant and equipment, net                     138,542      143,401
Other assets                                            11,689       11,076
                                                      --------     --------
                                                      $273,320     $293,231
                                                      ========     ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 28,396     $ 56,923
 Accrued expenses                                        2,844        3,451
 Short-term debt                                        13,291         -
 Current maturities of long-term debt                      205        7,352
                                                      --------     --------
                                                        44,736       67,726
                                                      --------     --------

Long-term debt                                         119,127      102,555
Deferred income taxes                                    3,165        7,376
                                                      --------     --------
                                                       122,292      109,931
                                                      --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53           53
   Class B (issued and outstanding, 3,650)                  37           37
 Additional paid-in-capital                             86,530       86,530
 Retained earnings                                      15,172       24,454
                                                      --------     --------
                                                       106,292      115,574
                                                      --------     --------
                                                      $273,320     $293,231
                                                      ========     ========

     See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                         Six Months           Three Months
                                        Ended June 30         Ended June 30
                                       1999       1998       1999       1998
                                     -------    -------     -------   -------
Net sales                           $181,239   $215,097    $ 90,863  $104,724

Cost of sales                        175,504    199,579      87,275    96,962
                                     -------    -------      ------    ------
Gross profit                           5,735     15,518       3,588     7,762

Selling, general and
 administrative expenses              10,208      9,718       5,419     5,000
                                     -------    -------      ------    ------
Income (loss) from operations         (4,473)     5,800      (1,831)    2,762

Interest, net                         (5,007)    (4,017)     (2,810)   (1,997)
                                     -------    -------      ------    ------
Income (loss) before income taxes     (9,480)     1,783      (4,641)      765

Provision (benefit) for income taxes  (3,255)       650      (1,593)      283
                                     -------    -------      ------    ------
Net income (loss) before
 extraordinary item                   (6,225)     1,133      (3,048)      482

Extraordinary item, net of tax        (2,644)       -        (2,644)      -
                                     -------    -------      ------    ------
Net income (loss)                     (8,869)     1,133      (5,692)      482

Preferred dividends                      100        100          50        50
                                     -------    -------      ------    ------
Net income (loss) available
 for common shareholders            $ (8,969)  $  1,033     $(5,742)  $   432
                                     =======    =======      ======    ======

Earnings per common share (basic and diluted):
 Net income (loss)
  before extraordinary item          $  (.70)   $   .12     $  (.34)   $  .05
 Extraordinary item, net of tax         (.30)       -          (.30)      -
 Net income (loss)                     (1.00)       .12        (.64)      .05

Weighted average
 common shares outstanding:
  Basic                                8,942      8,942       8,942     8,942
  Diluted                              8,942      8,972       8,942     8,946

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Six Months
                                                            Ended June 30,
                                                          1999        1998
                                                        -------      -------
Cash flows from operating activities:
 Net income (loss)                                     $ (8,869)     $ 1,133
                                                        -------      -------
 Adjustments to reconcile net income (loss)
  to net cash (used) by operating activities:
    Depreciation and amortization                         5,653        4,954
    Loss on early extinguishment of debt                  4,067          -
    Other                                                     8         (428)
    Decrease (increase) in:
      accounts receivable                                  (112)     (11,115)
      inventories                                        15,633       (8,979)
      other current assets                                  145        2,153
      other assets                                          219         (648)
    Increase (decrease) in:
      accounts payable                                  (28,527)       8,545
      accrued expenses                                     (607)         309
      non-current deferred taxes                         (4,212)         150
                                                        -------      -------
        Total adjustments                                (7,733)      (5,059)
                                                        -------      -------
 Net cash (used) by operations                          (16,602)      (3,926)
                                                        -------      -------
Cash flows from investing activities:
 Cash used to acquire property, plant and equipment        (336)      (5,473)
                                                        -------      -------
Cash flows from financing activities:
 Net proceeds from revolving credit facilities           59,867        9,978
 Payments for debt issuance costs                        (1,549)         -
 Retirement of long-term notes                          (50,000)         -
 Debt repurchase premiums                                (3,816)         -
 Issuance of short-term debt                             13,291          -
 Payments on other debt obligations                        (442)        (174)
 Dividends                                                 (413)        (413)
                                                        -------      -------
 Net cash provided by financing activities               16,938        9,391
                                                        -------      -------
Net decrease in cash                                         -            (8)
Cash, beginning of period                                    21           27
                                                        -------      -------
Cash, end of period                                     $    21      $    19
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the six and three months ended June 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Huntco Inc.
and its subsidiaries (the "Company") without audit.   In the opinion of
management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 29, 1999. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the aforementioned Form 10-K. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     June 30,          December 31,
                                       1999                1998
                                     -------            ---------
     Raw materials                   $ 53,317            $ 66,063
     Finished goods                    23,291              26,177
                                     --------            --------
                                     $ 76,608            $ 92,240
                                     ========            ========

As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. The Company did not possess any substantial amount of vendor-owned consigned material as of June 30, 1999.

The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.   DEBT FINANCING

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reflected as an extraordinary item in the 1999 second quarter. The Company also incurred approximately $1.5 million in costs associated with the issuance of this new debt, which is being amortized over its term.

The new credit agreement eliminated the limitation on the amount of debt which could be incurred by the Company, which was limited to 50% of total capital pursuant to the terms of the previous bank revolver and the term notes. The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels. The Company's inventory levels peaked near the end of the first quarter of 1999, and have significantly decreased through the date of this report.

Security under the new agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the new revolver is based upon percentages of eligible accounts receivable and inventory, as defined in the new asset-based revolving credit agreement, as well as amounts attributable to selected fixed assets of the Company.

On June 30, 1999, the Company executed a short-term note payable in the approximate amount of $13.3 million in satisfaction of certain trade payable obligations. This unsecured promissory note bears interest at prime plus two percent from May 1, 1999, and calls for principal payments of $1.5 million on July 15, 1999, $1.0 million each month thereafter through November 15, 1999, with the remaining principal and interest balance due on December 15, 1999.


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


RESULTS OF OPERATIONS

Net sales were $90.9 million for the quarter ended June 30, 1999, a decrease of 13.2% in comparison to net sales of $104.7 million for the three months ended June 30, 1998. Net sales for the six months ended June 30, 1999 were $181.2 million, a decrease of 15.7% in comparison to net sales of $215.1 million for the six months ended June 30, 1998. The decrease in net sales is primarily attributable to lower average selling prices, with somewhat lower levels of tons processed during 1999 also contributing to the decline.

The Company processed and shipped 306,146 and 636,415 tons of steel in the three and six months ended June 30, 1999, a decrease of 7.4% and 5.1%, respectively, in relation to the comparable periods of the prior year. Decreased sales of cold rolled products contributed to the volume decline.
The Company sold 67,004 and 128,824 tons of cold rolled products during the three and six months ended June 30, 1999, versus 72,204 and 158,044 tons during the comparable periods of the prior year. This decrease in cold rolled sales volume was attributable to higher levels of competition stemming from imports of cold rolled products into the Company's market territories.

Average per ton selling values declined 11.2% and 10.4% during the three and six months ended June 30, 1999, in comparison to prior year levels, reflecting lower prices for hot rolled steel coils charged by the Company's suppliers and the resulting impact upon eventual sales transaction prices.

Approximately 21.1% and 23.7% of the tons processed in the three and six months ended June 30, 1999 represented customer-owned material processed on a per ton, fee basis, versus tolling percentages of 24.3% and 24.0% in the comparable period of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

Gross profit, expressed as a percentage of net sales, was 3.9% and 3.2% for the three and six months ended June 30, 1999; compared to 7.4% and 7.2% for the three and six months ended June 30, 1998. The lower gross profit margin reflects the devaluation in steel prices over the last year, resulting in an extremely competitive market environment where the Company and its competitors sought to achieve higher inventory turns in the face of such falling prices. The lower percentage of tolling volume to total sales also contributed to the decline in the gross profit percentage.

Selling, general and administrative ("SG&A") expenses of $5.4 million and $10.2 million for the three and six months ended June 30, 1999, reflect increases of $.4 million and $.5 million over the comparable periods of the prior year. The increases in SG&A expenses are primarily attributable to additional costs incurred in exiting the stamping business and additional costs incurred in relocating certain administrative functions of the Company. SG&A expenses, when expressed as a percentage of net sales, increased from 4.8% and 4.5% during the three and six months ended June 30, 1998, to 5.9% and 5.6% of net sales during the three and six months ended June 30, 1999 due to the issues discussed above and the fact that a good portion of the Company's SG&A expenses are fixed and do not decline with a drop in selling values or volumes.

The Company incurred a loss from operations of $1.8 million and $4.5 million during the three and six months ended June 30, 1999, which compares to income from operations of $2.8 million and $5.8 million as reported for the corresponding periods of the prior year. These decreases reflect the factors discussed in the preceding paragraphs. In addition, during the 1999 second quarter, the Company elected to dispose of its metal stamping business conducted at its Blytheville facility. The Company's stamping operation had not performed up to management's expectations since its relocation to Blytheville in 1996. The Company incurred operating losses of $.7 million and $1.0 million in its stamping operations during the three and six months ended June 30, 1999. Certain equipment related to this operation has subsequently been sold during the third quarter of 1999. However, the Company will continue to utilize certain stamping equipment that produces components for its air cylinder operations.

Net interest expense of $2.8 million and $5.0 million was incurred during the three and six months ended June 30, 1999, versus $2.0 million and $4.0 million for the comparable periods of the prior year. These increases are attributable to higher levels of corporate borrowings during 1999 to support higher inventory levels, slightly higher interest rates charged on the Company's variable rate borrowings, as well as lower amounts of capitalized interest. The Company capitalized $.3 million and $.6 million of interest costs during the three and six months ended June 30, 1998, versus none for 1999. The Company placed into service substantially all of its construction projects at or near the end of 1998.

The effective income tax rates experienced by the Company before extraordinary charges were 34.3% during the three and six months ended June 30, 1999, which rates declined from the 37.0% and 36.4% effective income tax rates recognized during the comparable periods of the prior year. The lower effective income tax rate is due to the effects of non-deductible expenses incurred by the Company applied to pre-tax income for 1998, versus a pre-tax loss for 1999.

The Company incurred an extraordinary charge of $2.6 million, net of income tax benefits of approximately $1.4 million related to the early retirement of its primary long-term debt obligations on April 15, 1999. See LIQUIDITY AND CAPITAL RESOURCES below for a further discussion of this matter.

The Company reported a net loss available for common shareholders for the 1999 second quarter of $5.7 million ($.64 per share both basic and diluted), which included an extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred in connection with the early retirement of the Company's previously outstanding long term debt agreements. The resulting net loss before extraordinary charges of $3.0 million for the second quarter of 1999 that is available for common shareholders ($.34 per share both basic and diluted) compares to net income available for common shareholders of $.4 million ($.05 per share both basic and diluted) in the prior year's second quarter. These decreases reflect the factors discussed in the preceding paragraphs.

The Company reported a net loss available for common shareholders for the six months ended June 30, 1999 of $9.0 million ($1.00 per share both basic and diluted), which included the extraordinary charge referred to above. The net loss before extraordinary charges of $6.3 million for the six months ended June 30, 1999 that is available for common shareholders ($.70 per share both basic and diluted) compares to net income available for common shareholders of $1.0 million ($.12 per share both basic and diluted) for the comparable period of the prior year. These decreases reflect the factors discussed in the preceding paragraphs.


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

In an effort to stay competitive from a raw material pricing perspective, during 1998 the Company shifted a major portion of its steel purchases to imported coils. Due to the use of imported coils and the resultant increase in inventory, the Company extended payment terms, primarily from its import vendors, and elected to forego quick pay discounts on its domestic inventory purchases. As a result, the Company's investment in inventories and balance of accounts payable increased in the latter half of 1998 and into the first quarter of 1999. As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. This consigned material was billed to the Company during the first quarter of 1999, and the Company does not currently possess any substantial amount of vendor-owned consigned material. As discussed further below, the Company utilized proceeds from its long-term debt refinancing, as well as the issuance of short term debt, to substantially reduce its outstanding accounts payable balance during the second quarter of 1999.

The Company's inventories peaked near the end of the first quarter of 1999, and management is focused on increasing inventory turns and better managing inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company reduced its steel coil inventory holdings and intends to maintain these lower levels consistent with sound business practice. The Company succeeded in its efforts to reduce its inventory position during the second quarter of 1999, and continues to strive to limit its on-hand inventory position. The Company believes it can successfully operate its business on inventory levels lower than those maintained in late 1998 and early 1999, and believes it can do so through the many supply channels developed over the past few years.

In terms of other consequential working capital items, the Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $.1 million and $11.1 million increases in accounts receivable for the six months ended June 30, 1999 and 1998, respectively, follows this seasonality. It should be noted that the 1999 increase was less than that of 1998, given the decrease in sales transaction pricing and the lower shipping volumes as previously discussed.

Net cash used by operations was $16.6 million and $3.9 million for the six months ended June 30, 1999 and 1998, respectively. Such cash used by operating activities was funded by additional corporate borrowings in both years.

The Company invested $.3 million and $5.5 million of cash during the six months ended June 30, 1999 and 1998, respectively, in new property, plant and equipment. During 1998 such expenditures primarily related to the Company's second coil pickling line and improvements to the cold rolling mill, both located in Blytheville, Arkansas. The Company sustained its 1998 construction efforts by way of increased corporate borrowings. The Company does not currently contemplate any further significant level of capital additions over the course of the next twelve months. On the contrary, subsequent to the June 30, 1999 quarter end, the Company sold certain of its stamping operation assets for approximately $.5 million.

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

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reported as an extraordinary item in 1999. The Company also incurred approximately $1.5 million in costs associated with the issuance of this new debt.

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

Security under the new agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the new revolver is based upon percentages of eligible accounts receivable and inventory, as defined in the new agreement, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement.

On June 30, 1999, the Company executed a short-term note payable in the approximate amount of $13.3 million in satisfaction of certain trade payable obligations. This unsecured promissory note bears interest at prime plus two percent from May 1, 1999, and calls for principal payments of $1.5 million on July 15, 1999, $1.0 million each month thereafter through November 15, 1999, with the remaining principal and interest balance due on December 15, 1999.

During the six months ended June 30, 1999, the Company paid dividends on both its common and preferred stock totaling $.4 million. As of this time the Company has suspended the payment of common dividends. Future common dividends may or may not be declared, at the discretion of the Board of Directors, depending on restrictions imposed by the Company's revolving credit agreement, industry conditions, evaluation of the Company's performance and current liquidity situation. However, the Company continues to declare and pay the $50,000 quarterly preferred dividend associated with its outstanding Series A preferred stock.

The Company's operations, proceeds from the rationalization of certain underutilized assets, and the potential to generate proceeds from the sale of other assets is expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, necessary capital expenditures and the payment of dividends on the outstanding shares of Series A preferred stock during the balance of 1999.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, also explores financing alternatives such as the possibility of issuing additional debt, or pursuing further operating lease financing. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.


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

The Company completed the assessment phase of its Year 2000 plan, which in addition to the assessment of its own systems and operations included surveying the Company's primary suppliers, vendors and service providers for Year 2000 compliance. The Company's remediation plan includes a combination of repair and replacement of affected systems. For substantially all of the Company's internal systems, this remediation is an incidental consequence of the implementation of a new integrated core business system, which has been installed at all of the Company's steel processing facilities. As of July 31, 1999, the Company has substantially completed its remediation phase, including testing. As such, the Company believes all its critical internal systems are Year 2000 compliant.

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

As an important supplier of processed steel products, a significant Year 2000 risk of the Company is the potential for shutting down production at one of its customer's facilities. While lost revenues from such an event are a concern; the greater risks are the consequential damages for which the Company could be liable if it were to be found responsible for the shutdown of a customer facility. Such a finding could have a material impact on the Company's operating results.

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

Item 2.  Changes in Securities and Use of Proceeds
-----------------------------------------------------

Under the terms of the Company's revolving credit agreement executed on April 15, 1999, the Company's ability to declare common dividends is subject to the current liquidity situation of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. With the Company's debt refinancing completed, as of June 30, 1999, approximately $129.4 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.6 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

OTHER RISKS

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

The Company has no material derivative financial instruments as of June 30, 1999, and does not enter into derivative financial instruments for trading purposes.


PART II.    OTHER INFORMATION
-----------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on May 6, 1999.

     (b) The following directors were elected to serve terms of three years, with such terms to expire in 2002: B. D. Hunter and Robert J. Marischen. The remaining directors include Donald E. Brandt and Michael M. McCarthy, whose terms expire in 2000; and James J. Gavin, Jr., whose term expires in 2001.

     (c) With respect to the vote for directors, Messrs. Hunter and Marischen received 40,847,488 votes in favor of election, with 165,025 votes withheld. Brokers were permitted to vote on the election of directors in the absence of instructions from street name holders; broker non-votes did not occur in this matter.

     (d)    Not applicable.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on April 19, 1999, which filing discussed under
Item 5, Other Events, the Company's earnings for the three months ended March 31, 1999, announced the refinancing of its primary long-term debt obligations, and provided certain forward-looking data for the year ending December 31, 1999.

The Company filed a Form 8-K on July 29, 1999, which filing discussed under
Item 5, Other Events, the Company's earnings for the three and six months ended June 30, 1999, as well as providing certain forward-looking data for the year ending December 31, 1999.


                            ******************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: August 6, 1999                          By: /s/ ROBERT J. MARISCHEN
                                                  -----------------------
                                                  Robert J. Marischen,
                                                   Vice Chairman of the Board,
                                                   President and
                                                   Chief Financial Officer

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