Form 10-Q
period 1999-09-30
HUNTCO INC
filed 1999-11-15
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 1999, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 1999 (Unaudited) and December 31, 1998 (Audited)

            Condensed Consolidated Statements of Operations
            Nine and Three Months Ended September 30, 1999 and 1998
            (Unaudited)

            Condensed Consolidated Statement of Cash Flows
            Nine Months Ended September 30, 1999 and 1998 (Unaudited)

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


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K



                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,   December 31,
                                                      1999           1998
                                                   ----------     -----------
                                                   (unaudited)     (audited)
ASSETS
Current assets:
 Cash                                               $     19       $     21
 Accounts receivable, net                             41,759         43,579
 Inventories                                          69,560         92,240
 Other current assets                                  2,483          2,914
                                                    --------       --------
                                                     113,821        138,754

Property, plant and equipment, net                   135,736        143,401
Other assets                                          11,369         11,076
                                                    --------       --------
                                                    $260,926       $293,231
                                                    ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $ 34,587       $ 56,923
 Accrued expenses                                      2,496          3,451
 Short-term debt                                       9,791           -
 Current maturities of long-term debt                    205          7,352
                                                    --------       --------
                                                      47,079         67,726
                                                    --------       --------

Long-term debt                                       105,967        102,555
Deferred income taxes                                  2,584          7,376
                                                    --------       --------
                                                     108,551        109,931
                                                    --------       --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)      4,500          4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                53             53
   Class B (issued and outstanding, 3,650)                37             37
 Additional paid-in-capital                           86,530         86,530
 Retained earnings                                    14,176         24,454
                                                    --------       --------
                                                     105,296        115,574
                                                    --------       --------
                                                    $260,926       $293,231
                                                    ========       ========

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                        Nine Months           Three Months
                                     Ended September 30    Ended September 30
                                       1999       1998       1999       1998
                                     -------    -------     -------    ------
Net sales                           $265,439   $310,744     $84,199   $95,646

Cost of sales                        254,094    290,070      78,589    90,490
                                     -------    -------      ------    ------
Gross profit                          11,345     20,674       5,610     5,156

Selling, general and
 administrative expenses              14,786     14,615       4,578     4,897
                                     -------    -------      ------    ------
Income (loss) from operations         (3,441)     6,059       1,032       259

Interest, net                         (7,503)    (6,012)     (2,496)   (1,995)
                                     -------    -------      ------    ------
Income (loss) before income taxes    (10,944)        47      (1,464)   (1,736)

Provision (benefit) for income taxes  (3,772)        17        (517)     (632)
                                     -------    -------      ------    ------
Net income (loss) before
 extraordinary item                   (7,172)        30        (947)   (1,104)

Extraordinary item, net of tax        (2,644)       -           -         -
                                     -------    -------      ------    ------
Net income (loss)                     (9,816)        30        (947)   (1,104)

Preferred dividends                      150        150          50        50
                                     -------    -------      ------    ------
Net loss available
 for common shareholders            $ (9,966)  $   (120)    $  (997)  $(1,154)
                                     =======    =======      ======    ======

Earnings per common share (basic and diluted):
 Net loss before extraordinary item   $ (.81)    $ (.01)     $ (.11)   $ (.13)
 Extraordinary item, net of tax         (.30)       -           -         -
                                       -----      -----       -----     -----
 Net loss                             $(1.11)    $ (.01)     $ (.11)   $ (.13)
                                       =====      =====       =====     =====

Weighted average
 common shares outstanding:
 (basic and diluted)                   8,942      8,942       8,942     8,942
                                       =====      =====       =====     =====

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                          1999        1998
                                                        -------      -------
Cash flows from operating activities:
 Net income (loss)                                     $ (9,816)     $    30
                                                        -------      -------
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:

    Depreciation and amortization                         8,573        7,453
    Loss on early extinguishment of debt                  4,067          -
    Other                                                   (34)        (428)
    Decrease (increase) in:
      accounts receivable                                 1,820       (8,071)
      inventories                                        22,681       (6,911)
      other current assets                                  431        2,673
      other assets                                          242         (888)
    Increase (decrease) in:
      accounts payable                                  (22,336)       7,765
      accrued expenses                                     (955)      (1,125)
      non-current deferred taxes                         (4,793)        (122)
                                                        -------      -------
        Total adjustments                                 9,696          346
                                                        -------      -------
 Net cash provided (used) by operations                    (120)         376
                                                        -------      -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment              (717)      (8,103)
 Proceeds from sale of property, plant and equipment        661          921
                                                        -------      -------
 Net cash (used) by investing activities                    (56)      (7,182)
                                                        -------      -------
Cash flows from financing activities:
 Net proceeds from revolving credit facilities           46,918        7,978
 Payments for debt issuance costs                        (1,604)         -
 Retirement of long-term notes                          (50,000)         -
 Debt repurchase premiums                                (3,816)         -
 Net proceeds from issuance of short-term debt            9,791          -
 Payments on other debt obligations                        (652)        (405)
 Dividends                                                 (463)        (776)
                                                        -------      -------
 Net cash provided by financing activities                  174        6,797
                                                        -------      -------
Net decrease in cash                                         (2)          (9)
Cash, beginning of period                                    21           27
                                                        -------      -------
Cash, end of period                                     $    19      $    18
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the nine and three months ended September 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Huntco Inc. and its subsidiaries (the "Company") without audit.
In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 29, 1999. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the aforementioned Form 10-K. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                   September 30,       December 31,
                                       1999                1998
                                     -------            ---------
     Raw materials                   $ 47,473            $ 66,063
     Finished goods                    22,087              26,177
                                     --------            --------
                                     $ 69,560            $ 92,240
                                     ========            ========

As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. The Company did not possess any substantial amount of vendor-owned consigned material as of September 30, 1999.

The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.   DEBT FINANCING

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reflected as an extraordinary item in the 1999 second quarter. The Company also incurred approximately $1.6 million in costs associated with the issuance of this new debt, which is being amortized over its term.

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

On June 30, 1999, the Company executed a short-term note payable in the approximate amount of $13.3 million in satisfaction of certain trade payable obligations. This unsecured promissory note bears interest at prime plus two percent from May 1, 1999, and calls for principal payments of $1.5 million on July 15, 1999, $1.0 million each month thereafter through November 15, 1999, with the remaining principal and interest balance due on December 15, 1999. As of September 30, 1999, the remaining principal balance of this short-term note payable was approximately $9.8 million.


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


RESULTS OF OPERATIONS

Net sales for the quarter were $84.2 million, a decrease of 12.0% in comparison to net sales of $95.6 million for the three months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 were $265.4 million, a decrease of 14.6% in comparison to net sales of $310.7 million for the nine months ended September 30, 1998.

The Company's lower net sales are primarily the result of declining selling prices. The effect of historically high imports of steel products into the United States during late 1998 and early 1999 resulted in significant declines in selling values realized by the Company and the steel processing industry in general. The Company's average per ton selling values declined 8.8% and 10.6% for the three and nine months ended September 30, 1999, in comparison to prior year levels.

Also reflected in the lower net sales for 1999, were reduced direct sales volumes. Direct (i.e., non-tolling) sales volume measured in tons shipped decreased 3.4% and 4.3% in the third quarter and for the nine months ended September 30, 1999. The Company processed and shipped 292,024 and 928,439 tons of steel in the three and nine months ended September 30, 1999, compared to 288,044 and 958,877 tons for the three and nine months ended September 30, 1998. Approximately 24.8% and 24.0% of the tons processed in the three and nine month periods ended September 30, 1999, represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 21.0% and 23.1% in the comparable periods of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. The Company sold 66,504 and 195,328 tons of cold rolled products during the three and nine months ended September 30, 1999, as compared to 58,789 and 216,758 tons in the corresponding 1998 periods.

Gross profit expressed as a percentage of net sales was 6.7% and 4.3% for the three and nine months ended September 30, 1999, which compares to 5.4% and 6.6% for the comparable periods of 1998, respectively. The higher quarter-over-quarter gross profit percentage is attributable to the recent improvement in industry-wide steel pricing, versus the deterioration in market prices that began in earnest in the third quarter of 1998. The lower year-over-year gross profit percentage reflects the devastating impact that steel selling price declines had on the Company in early 1999, especially in cold rolled steel product pricing and volumes.

Selling, general and administrative ("SG&A") expenses of $4.6 million for the quarter ended September 30, 1999 decreased $.3 million from 1998 levels, while nine month year-to-date SG&A expenses increased $.2 million to $14.8 million when comparing 1998 to 1999. The year-over-year increase in SG&A expenses is attributable to additional costs incurred in exiting the stamping business and additional costs incurred in relocating certain administrative functions of the Company. The quarter-over-quarter decrease is the result of management's efforts to streamline its administrative efforts between 1998 and 1999. SG&A expenses as a percentage of net sales increased from 5.1% and 4.7% during the three and nine months ended September 30, 1998, to 5.4% and 5.6% during the comparable periods of 1999 due to the issues discussed above and the fact that a good portion of these expenses are fixed and do not decline with a drop in selling values or volumes.

The Company reported income from operations of $1.0 million for the third quarter of 1999, an improvement of $.8 million over prior year third quarter results. This improvement is the result of the factors discussed in the preceding paragraphs.

The Company incurred a loss from operations of $3.5 million during the nine months ended September 30, 1999, which compares to income from operations of $6.1 million as reported for the corresponding periods of the prior year.
This decrease reflects the factors discussed in the preceding paragraphs. In addition, during the 1999 second quarter, the Company elected to dispose of its metal stamping business conducted at its Blytheville facility. The Company's stamping operation had not performed up to management's expectations since its relocation to Blytheville in 1996. The Company incurred operating losses of approximately $1.0 million in its stamping operations during the nine months ended September 30, 1999. Certain equipment related to this operation was sold during the third quarter of 1999. However, the Company will continue to utilize certain stamping equipment that produces components for its air cylinder operations.

Net interest expense of $2.5 million and $7.5 million was incurred during the three and nine months ended September 30, 1999, versus $2.0 million and $6.0 million for the comparable periods of the prior year. These increases are attributable to higher levels of corporate borrowings during 1999 to support higher average inventory levels, especially during the earlier part of 1999, slightly higher interest rates charged on the Company's variable rate borrowings, as well as lower amounts of capitalized interest. The Company capitalized $.4 million and $1.0 million of interest costs during the three and nine months ended September 30, 1998, versus none for 1999. The Company placed into service substantially all of its construction projects at or near the end of 1998.

The effective income tax rates experienced by the Company before extraordinary charges were 35.3% and 34.5% during the three and nine months ended September 30, 1999, which rates declined from the 36.4% and 36.2% effective income tax rates recognized during the comparable periods of the prior year. The lower year-over-year effective income tax rate is due to the effects of non-deductible expenses incurred by the Company applied to pre-tax income for 1998, versus a pre-tax loss for 1999.

The Company incurred an extraordinary charge of $2.6 million, net of income tax benefits of approximately $1.4 million related to the early retirement of its primary long-term debt obligations on April 15, 1999. See LIQUIDITY AND CAPITAL RESOURCES below for a further discussion of this matter.

The Company reported a net loss available for common shareholders for the 1999 third quarter of $1.0 million ($.11 per share both basic and diluted), which compares to a net loss available for common shareholders of $1.2 million ($.13 per share both basic and diluted) in the prior year's third quarter. The Company reported a net loss available for common shareholders for the nine months ended September 30, 1999 of $10.0 million ($1.11 per share both basic and diluted), which includes an extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred in connection with the early retirement of the Company's previously outstanding long term debt agreements. The net loss before extraordinary charges of $7.3 million for the nine months ended September 30, 1999 that is available for common shareholders ($.81 per share both basic and diluted) compares to a net loss available for common shareholders of $.1 million ($.01 per share both basic and diluted) for the comparable period of the prior year. These changes reflect the factors discussed in the preceding paragraphs.


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

For a number of years, steel imports into the United States have been on the rise. During 1998, steel imports in the United States surged in the wake of the Asian economic crisis. In January 1999, the U.S. Commerce Department found evidence that Japan, Russia, and Brazil illegally dumped hot rolled carbon steel into the U.S. market at prices dramatically below production costs. These trade cases demonstrate that flat rolled steel coils became increasingly available in the Company's market territories, much of it being offered at substantial discounts to similar product offered by the Company's domestic supply base.

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

The Company's inventories peaked near the end of the first quarter of 1999, and management focused on increasing inventory turns and better managing inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company reduced its steel coil inventory holdings and intends to maintain these lower levels consistent with sound business practice. The Company succeeded in its efforts to reduce its inventory position during the second and third quarters of 1999, and continues to strive to limit its on-hand inventory position. The Company believes it can successfully operate its business on inventory levels lower than those maintained in late 1998 and early 1999, and believes it can do so through the many supply channels developed over the past few years.

In terms of other consequential working capital items, the Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $8.1 million increase in accounts receivable for the nine months ended September 30, 1998, follows this seasonality. Despite this seasonality, however, accounts receivable decreased for the nine months ended September 30, 1999, given the decrease in sales transaction pricing and the lower shipping volumes previously discussed.

Net of proceeds from property sales, which includes $.5 million of proceeds from the sale of the Company's stamping assets during 1999, the Company invested $.1 million and $7.2 million of cash during the nine months ended September 30, 1999 and 1998, respectively, in new property, plant and equipment. During 1998 such expenditures primarily related to the Company's second coil pickling line and improvements to the cold rolling mill, both located in Blytheville, Arkansas. The Company sustained its 1998 construction efforts by way of increased corporate borrowings. The Company does not currently contemplate any further significant level of capital additions over the course of the next twelve months.

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

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and are currently less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reported as an extraordinary item in 1999. The Company also incurred approximately $1.6 million in costs associated with the issuance of this new debt.

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

During the nine months ended September 30, 1999, the Company paid dividends on both its common and preferred stock totaling $.5 million. As of this time the Company has suspended the payment of common dividends. Future common dividends may or may not be declared, at the discretion of the Board of Directors, depending on restrictions imposed by the Company's revolving credit agreement, industry conditions, evaluation of the Company's performance and current liquidity situation. However, the Company continues to declare and pay the $50,000 quarterly preferred dividend associated with its outstanding Series A preferred stock.

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

The cost of implementation of the new integrated core business system was approximately $.7 million, which amount was incurred through December 31, 1998. The Company cannot quantify how much of this amount was directly related to Year 2000 compliance matters. Similarly, the Company is not in a position to quantify the amount remaining to be spent on Year 2000 concerns, although it anticipates that the direct costs to be incurred in addressing its remaining internal Year 2000 issues will not exceed $.2 million.

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

Although the Company does not anticipate that its systems or its mission critical vendors will result in significant disruptions to its business operations, the Company does plan to take certain precautionary measures prior to year end to address Year 2000 concerns. The Company intends to print hard copies of its critical internal business information prior to December 31, 1999. The Company also intends to have plant maintenance personnel and information system staff available over the December 31, 1999/January 1, 2000 weekend to address any problems that may arise should a specific Year 2000 problem be identified. With respect to plant production, the Company plans to temporarily shutdown all of its steel processing equipment prior to midnight on December 31, 1999, with the exception of the Company's annealing furnaces which have been certified to be Year 2000 compliant by the manufacturer of such equipment. The Company will then bring these machines back on line for processing in the Year 2000.

Certain exposures, such as the availability of operating utilities may be beyond the control and ability of the Company to develop a viable alternative source or processing method. Nevertheless, the Company believes the steps it has completed and plans to take will serve to minimize the risks and cost of Year 2000 compliance. There can be no assurance, however, that the Company will not experience unanticipated costs and/or business interruptions due to Year 2000 problems in its internal systems, its supply chain, or from customer product migration issues.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. With the Company's debt refinancing completed, as of September 30, 1999, approximately $115.2 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.6 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of September 30, 1999, and does not enter into derivative financial instruments for trading purposes.



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

The Company filed a Form 8-K on October 15, 1999, which filing discussed under
Item 5, Other Events, the Company's earnings for the three and nine months ended September 30, 1999, provided certain forward-looking data for the year ending December 31, 1999, and announced the appointment of a new Chief Financial Officer.


                            ******************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: November 12, 1999                       By: /s/ ANTHONY J. VERKRUYSE
                                                  ------------------------
                                                  Anthony J. Verkruyse,
                                                   Vice President &
                                                   Chief Financial Officer

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