Form 10-K405
period 1999-12-31
HUNTCO INC
filed 2000-03-30
CIK 905722

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 1, 2000 was $18,853,811 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting common stock of the Company, is held by affiliates of the Company.

As of March 1, 2000, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2000 (the "2000 Proxy Statement"), are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS
-----------------

BACKGROUND
----------
Huntco Inc. ("Huntco" or "the Company"), a Missouri corporation, indirectly holds the common stock of Huntco Steel, Inc., a Delaware corporation ("Huntco Steel") and Midwest Products, Inc., a Missouri corporation ("Midwest"). The Company, through Huntco Steel, is a major intermediate steel processor, specializing in the processing of flat rolled carbon steel to specified close tolerances. Through Midwest, the Company is a leading manufacturer of (i) portable compressed air vessels for sale through mass merchandisers and to manufacturers of air compressors, and (ii) compressed air cylinders for use in tractor-trailer brake systems.

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, Tennessee, and Texas to approximately 1,500 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to major suppliers via the inland waterway system, allows the Company to take delivery of raw materials by barge, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, hot rolled tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; slit; or in the case of pickled and oiled, tempered and cold rolled products, sold as master coils.

INDUSTRY OVERVIEW
-----------------
Intermediate steel processors occupy a niche between the primary steel producers and industrial customers who need processed steel for their end-product manufacturing purposes. Intermediate steel processors are also positioned between the primary steel mill producers and general steel service centers and distributors who handle broad product lines of processed metal products, and who tend to specialize more in distribution than in processing. Intermediate steel processors specialize in value-added processing of steel coils, such as cutting-to-length, slitting, blanking, shape correction and surface improvement, pickling, cold reduction, annealing and tempering. These processes produce steel to specified lengths, widths, shapes and surface characteristics pursuant to specific customer orders. The processing techniques typically require specialized equipment and require high volume production in order to be performed economically. Intermediate steel processors typically have lower cost structures and provide better service in value-added processing than the primary producers. The intermediate steel processors are able to perform many of these processes more efficiently than steel service centers and distributors because the intermediate steel processors specialize in a narrower range of products and therefore are able to attract sufficient volume to justify the investment in specialized processing equipment.

Primary steel producers historically have emphasized the sale of steel to large volume purchasers, and generally have viewed intermediate steel processors as an integral part of their customer base. Furthermore, end product manufacturers, service centers and distributors seek to purchase steel on shorter lead times and with more frequent and reliable deliveries than normally can be provided by the primary producers. Most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to process steel for use in their own operations. These industry forces have created a market in which the success of an intermediate steel processor is based upon its ability to purchase, process and deliver steel to the end user in a more efficient and cost effective manner than the end user could achieve in dealing directly with the primary producer of the steel or with another intermediate steel processor.

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

The Company uses techniques such as cold rolling, annealing, tempering, pickling, cutting-to-length, slitting, and blanking to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Cold rolling and tempering reduce the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Annealing involves heating the steel to soften it for further finishing after it has been cold reduced. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickles serves as feed stock for the cold rolling mill. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel.

The Company also manufactures compressed air cylinders for tractor-trailer air brake systems, for air compressors, and portable compressed air vessels to inflate objects, such as automobile tires, which are sold to mass merchandisers and automotive specialty stores. The air cylinders are fabricated from components processed internally, including the stamped heads, legs and handles and the blanked wraps. The components are welded, painted, tested and packaged as required.

REVIEW OF OPERATIONS
--------------------

The Company conducts its steel processing business in three operating divisions - the Flat Rolled Products Division, the Rolling Mill Division, and the Custom Products Division. Each division is involved in the processing, use and/or sale of flat rolled carbon steel. The Company segregates its operations on this product orientation basis to concentrate attention on its commercial organization. The Company is intent on maintaining and fine tuning an efficient, responsive and low cost operating structure in order to service its diverse customer base.

     Flat Rolled Products Division:
     -----------------------------

The Flat Rolled Products Division includes all of the Company's operations in Catoosa, Oklahoma; Chattanooga, Tennessee; Gallatin County, Kentucky; Madison, Illinois; and Pasadena, Texas; as well as the hot rolled steel cut-to-length and slitting operation at the Company's Blytheville, Arkansas location. The Company operates cut-to-length equipment at all of these locations. The Blytheville, Chattanooga, and Madison facilities also operate coil slitting equipment.

     Blytheville, Arkansas:

The Company's Blytheville, Arkansas facility, which has access to the Mississippi River, is located adjacent to Nucor Steel's Hickman, Arkansas flat rolled mini-mill. The Company began operation at this location in October 1992 with a new, heavy gauge, cut-to-length line. The Company followed this investment in June 1993 with the opening of a new, heavy gauge, slitting line. These two processing lines comprise the nucleus of the Flat Rolled Products Division's operation in Blytheville, which services customers such as service centers, pipe and tube manufacturers, and metal building companies.

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

     Madison, Illinois:

Located in the St. Louis metropolitan area with access to the Mississippi River, the Madison, Illinois facility commenced operations in 1983. The facility operates a cut-to-length line, acquired early in calendar 1996, to primarily process lighter gauge flat rolled steel products. The facility is also equipped with a coil slitting line primarily used to process cold rolled and pickled and oiled steel. During 1996, the Company expanded this location by constructing inside rail access to better facilitate the handling of cold rolled products. The facility provides processed steel products to a diverse group of customers, including metal fabricators, service centers and tube, consumer durable and transportation equipment manufacturers.

     Catoosa, Oklahoma:

Located at the Port of Catoosa, near Tulsa, Oklahoma, the Catoosa facility is situated on the western edge of the inland waterway system on the Arkansas River. This facility opened in 1978 and is equipped with a heavy gauge, cut-to-length line that was purchased new in 1985. An early 1996 expansion included the addition of a cut-to-length line to process cold rolled and pickled and oiled steel, as well as a doubling of the physical plant to allow for inside coil storage. The facility processes coils into sheets and plates, primarily for heavy equipment manufacturers, manufacturers of tanks for petroleum products and for wet and dry bulk storage, construction and metal building companies.

Pasadena, Texas:

Located on a 20-acre tract of land on the shipping channel in Pasadena, Texas, near Houston, this facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines. One of these lines was acquired in December 1994 and the second was added during 1998 to replace a lower capacity line that had been in place since 1982. The facility operates its own unloading facility and is capable of directly discharging barges. The physical plant was also expanded in 1996, with the addition of a new climate controlled warehouse used to store cold rolled steel master coils prior to final sale in this facility's market territory. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled steel, primarily to manufacturers of metal drums.

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

	Berkeley County, South Carolina:

The Company sold this Charleston-area facility, which operated a heavy gauge cut-to-length line and a light gauge slitting line, on December 15, 1999. The following factors contributed to the Company's decision to dispose of this facility. This location was the Company's only steel processing facility not located on the inland waterway system. As such, it was the least integrated of the Company's locations with the rest of its operations. This relative isolation to the remainder of the Company's facilities contributed to difficulties in competitively supplying this location from many of the Company's domestic suppliers and from import sources. All of the Company's other steel processing facilities have their import supply delivered into the United States at ports along the Gulf of Mexico (i.e., either New Orleans, Louisiana or Houston, Texas). Further, the Company desired to improve its liquidity and reduce debt obligations, which were additional factors in the decision to sell this facility.


     Rolling Mill Division:
     ---------------------

This Division is primarily focused on the production and processing of cold rolled master coils from hot rolled steel coil substrate acquired from the Company's various vendors. The Company is also actively pursuing the conversion of as much as one-half of its cold rolling capacity to toll conversion business on an ongoing basis. The Division intends to emphasize the use of its incremental available capacity to produce full hard cold rolled coils, which serve as feedstock for producers of galvanized steel.
Emphasizing the sale of its cold reducing services on a toll conversion basis should reduce the working capital needs of the Rolling Mill Division, simplify material procurement and result in more consistent financial performance.

     Mill and pickling operations:

The Rolling Mill Division includes the Company's cold rolling, tempering and pickling operations located in Blytheville, Arkansas. The Rolling Mill Division produces: (1) pickled and oiled coils, (2) full hard cold rolled coils, (3) fully annealed and tempered cold rolled coils, and (4) hot rolled tempered coils. Both cold rolling and tempering are processes whereby the thickness of the steel coil is reduced by passing it through pressure reduction rolls. Pickling removes mill scale from hot rolled steel by subjecting the coils to hydrochloric acid cleansing. The Rolling Mill Division sells its master coil production to both end users or to sister divisions of the Company, where such coils may be converted into cut-to-length sheets or blanks, slit coils or stamped and fabricated parts prior to final sale.

The Rolling Mill Division operates a four-high reversing mill, annealing furnaces, and a temper mill for processing of cold rolled coils up to 60 inches wide. This division has the capacity to produce up to 360,000 tons of fully annealed cold rolled master coils on an annual basis, with additional capacity available to produce full hard cold rolled coils. Great emphasis has been placed on enhancing the quality of cold rolled products produced since the cold rolling mill was opened in 1995. Shape meter rolls and a new filtration system were added to the reversing mill and an electrostatic oiler was added to the temper mill during 1997 and 1998.

The Company has operated a push-pull coil pickling line in Blytheville since June 1994. A new coil pickling line with greater agitation and tension recoiling capabilities became operational during 1998 at this division's Blytheville location. The new pickling line provides a higher quality feedstock for use on the reversing mill or for sale to customers. With this addition, the Rolling Mill Division has the capacity to pickle and oil approximately 900,000 tons of steel annually.

Since January 30, 1997, the Division has also operated a two-high hot rolled steel tempering mill, and is looking to expand the use of this value-added processing service through sale to end users or via tolling arrangements.

     Custom blanking and slitting:

As of January 1, 2000, the custom blanking and slitting business, formerly a part of the Custom Products Division, was reassigned to the Rolling Mill Division. As a result, the Rolling Mill Division now operates the light gauge, close tolerance slitting and blanking equipment that the Company acquired new in 1996. This equipment is designed to process galvanized, cold rolled and pickled and oiled steel, all of which are readily available from the Company or nearby from Nucor's new galvanizing mill in Hickman, Arkansas.

     Custom Products Division:
     ------------------------

The Company's cylinder manufacturing and assembly operation located in Strafford, Missouri comprises the Custom Products Division. As of January 1, 2000, the Company's custom blanking and slitting business located in Blytheville, Arkansas, formerly a part of the Custom Products Division, was reassigned to the Rolling Mill Division.

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

     Blytheville, Arkansas:

During the 1999 second quarter, the Company elected to dispose of its third-party metal stamping business. The Company's stamping operation had not performed up to management's expectations since its relocation to Blytheville from Springfield, Missouri in 1996. The Company incurred operating losses of approximately $1.0 million in its stamping operations during 1999. Certain equipment related to this operation was sold during the third quarter of 1999 for approximately $.5 million. However, the Custom Products Division continues to utilize certain stamping equipment that produces components for its air cylinder operations.

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

Certain of the Company's processing locations are also ISO certified. The Chattanooga, Tennessee and Madison, Illinois flat rolled products facilities are ISO 9002 certified, as is the Strafford, Missouri air cylinder manufacturing operation of the Custom Products Division. The Rolling Mill Division's cold rolling operation is presently in the pre-assessment phase, with ISO certification expected sometime during the summer of 2000. The custom blanking and slitting facility located in Blytheville, Arkansas has been recommended for ISO certification, and the Company expects to receive this certification and approval sometime during the second quarter of 2000.

SUPPLIERS
---------
The Company purchases steel coils for processing at regular intervals from a number of primary steel producers including AK Steel Corporation, Gallatin Steel, National Steel Corporation, Nucor Corporation, Trico, and various foreign suppliers (generally through trading companies). The Company orders steel to specified physical qualities and alloy content. By purchasing in large quantities at consistent predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that it has good relationships with its suppliers.

MARKETING
---------
The Company's products and services are primarily sold by the Company's network of inside and outside sales personnel. The Company generally produces its processed steel products to specific customer orders rather than for inventory. The Company generally does not enter into fixed-price sales contracts with its steel processing customers with terms longer than three months. Many of the Company's customers commit to purchase on a quarterly basis with the customer notifying the Company of specific release dates, as they require the processed products. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to approximately three weeks before the release date. The Company is therefore required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of its customers. Because the Company ships most steel processing orders on short lead-times, the amount of backlog at any point is not significant.

The Company is also actively pursuing the conversion of as much as one-half of its cold rolling capacity to toll conversion business on an ongoing basis. Servicing these customer relationships is the responsibility of Rolling Mill Division management, with support from the sales staff of this division.

CUSTOMERS AND DISTRIBUTION
--------------------------
Huntco sells its processed steel products to approximately 1,500 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base is diverse and includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. The Company did not have any customers representing more than 10% of net sales for 1999. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for over one-third of the Company's net sales for 1999. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

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

COMPETITION
-----------
Intermediate steel processing is a highly competitive industry in which companies compete based on price, service and their ability to process and deliver steel products based on short lead-time customer orders. The Company competes primarily with other intermediate steel processors. Geographic proximity to a customer is a significant factor. Specific, reliable data concerning the size of the market in products that the Company processes, by region, generally is not available. The Company believes that it is a significant competitor in all of the market areas it serves, and that it is one of the larger companies specializing in the processing of flat rolled carbon steel. The Company's largest competitors currently include Cargill, Inc., Feralloy Corp., Heidtman Steel Products Inc., and Metals USA, Inc. The primary competitors of the Company's Cold Mill are various foreign suppliers, USX Corporation, Gulf States Steel, Worthington Industries and Nucor.

SEASONALITY
-----------
Shipping volumes are lowest during the November and December holiday periods, and also tend to be slow during mid-summer as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and net income during these periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices. Reference should be made to the topic "Impact of changing steel prices on the Company's results of operations" located within the "Risk Factors-2000 Outlook" portion of "Management's Discussion and Analysis of Financial Condition and Results of Operations" found under Item 7 of this Form 10-K.

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

EMPLOYEES
---------
As of December 31, 1999, the Company employed 604 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.  PROPERTIES
-------------------
Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 (which is incorporated into this ITEM 2 by reference) for a further discussion of the Company's operating plant facilities. The following sets forth certain additional information with respect to each of these facilities:

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
Gauge verification and testing
Humidity controlled coil storage 21,000  Owned.
Barge unloading equipment

     Madison:
     -------
Cutting-to-length               128,000  Owned.
Slitting
Tension leveling
Coil storage
Gauge verification and testing

     Catoosa:
     -------
Cutting-to-length                80,000  Owned improvements on leased land.
Tension leveling
Coil storage
Gauge verification and testing

ROLLING MILL DIVISION:
---------------------
     Blytheville:
     -----------
Push-pull coil pickling          30,000  Owned improvements on capital
Coil warehouse and storage       32,000   lease of land.
Second coil pickling line        96,000  Leased equipment with fair value
                                          purchase option; other owned
                                          improvements on capital lease of
                                          land.

Cold rolling, annealing         194,000  Lease with $100 purchase option (1).
 and tempering                           Certain annealing furnaces leased
                                          with fair value purchase options.


Heavy gauge tempering           130,000  Leased facility and equipment, with
Gauge verification and testing            certain fair value purchase options.

Cutting-to-length, blanking     152,000  Leased facility with $100 purchase
 and slitting                             option (1).

CUSTOM PRODUCTS DIVISION:
------------------------
     Strafford:
     ---------
Gauge verification and testing  100,000  Owned.
Cylinder Assembly
Welding
Painting

     Blytheville:
     -----------
Stamping for cylinder assembly  (located within 152,000 square foot building listed above under the Rolling Mill Division)

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


The above facilities are well maintained and in good operating condition.
With respect to capacity and utilization, most of the Company's facilities operate an average of approximately 2 shifts per day on a five-day per week basis. However, the Rolling Mill Division's cold rolling, annealing and light gauge tempering equipment is expected to operate on a continuous seven-day per week basis later in calendar year 2000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to the security holders of the Company during the three months ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
      Name            Age                       Office
  ------------        ---    -------------------------------------------------
B. D. Hunter          70     Chairman of the Board and Chief Executive Officer
Robert J. Marischen   47     Vice Chairman & President
Anthony J. Verkruyse  41     Vice President, Chief Financial Officer,
                              Secretary and Treasurer

B. D. Hunter is the Chairman of the Board and Chief Executive Officer of the Company, a position he has held since May 1993.

Robert J. Marischen has held the office of President of the Company since January 1999, and has been Vice Chairman of the Board since May 1993. From May 1993 until October 1999, Mr. Marischen also served as the Company's Chief Financial Officer.

Anthony J. Verkruyse has been Chief Financial Officer of the Company since October 1999. Mr. Verkruyse continues to serve as Vice President, Secretary and Treasurer of the Company, positions he has held since May 1993.

The individuals identified above as executive officers of the Company have been appointed to serve as such until their respective successors are duly elected and have qualified, or until their earlier death, resignation or removal.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Class A common stock of the Company is traded on the New York Stock Exchange, under the symbol "HCO". As of December 31, 1999, there were approximately 71 holders of record of the Company's Class A common stock.

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

                                               High     Low     Dividends
                                              ------   ------   ---------
  Quarter ended March 31, 1998                16.6250  14.3125     -
  Quarter ended June 30, 1998                 14.5625  11.8125    .035
  Quarter ended September 30, 1998            11.7500   6.7500    .035
  Quarter ended December 31, 1998              6.8750   3.2500    .035

  Quarter ended March 31, 1999                 6.0000   2.5000    .035
  Quarter ended June 30, 1999                  4.4375   2.4375     -
  Quarter ended September 30, 1999             4.4375   2.7500     -
  Quarter ended December 31, 1999              3.5000   2.0625     -


Future common dividends may or may not be declared, at the discretion of the Board of Directors, depending on restrictions imposed by the Company's revolving credit agreement, industry conditions, evaluation of the Company's performance and current liquidity situation. The Company's new revolving credit agreement executed on April 15, 1999 contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company was not in a position to declare and pay common dividends during the second, third or fourth quarter of 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

STATEMENT OF OPERATIONS DATA  (in thousands, except per share amounts):

                                                         Eight months
                                       Year ended           ended         Year Ended April 30,
                                       December 31,      December 31, ----------------------------
                                     1999        1998       1997 (1)    1997      1996       1995
                                   -------    --------    --------    -------   -------    -------
Net sales                           $349,947    $391,181   $246,324    $326,563  $264,087  $197,195
Cost of sales                        332,215     369,864    227,871     294,455   245,863   171,521
                                     -------     -------    -------     -------   -------   -------
Gross profit                          17,732      21,317     18,453      32,108    18,224    25,674
Selling, general and
 administrative expenses              19,062      19,939     11,757      15,383    13,147     9,638
Non-recurring loss on
 sale of plant facility                1,720(2)     -          -           -         -         -
                                     -------     -------    -------     -------   -------   -------
Income (loss) from operations         (3,050)      1,378      6,696      16,725     5,077    16,036
Interest, net                        (10,140)     (8,113)    (5,194)     (6,239)   (3,268)        5
                                     -------     -------    -------     -------   -------   -------
Income (loss)
 before income taxes                 (13,190)     (6,735)     1,502      10,486     1,809    16,041
Provision (benefit)
 for income taxes                     (4,687)     (2,444)       486       3,997       701     6,037
                                     -------     -------    -------     -------   -------   -------
Net income (loss) before
 extraordinary item                   (8,503)     (4,291)     1,016       6,489     1,108    10,004
Extraordinary item, net of tax        (2,644)(3)     -          -           -         -        -
                                     -------     -------    -------     -------   -------   -------
Net income (loss)                    (11,147)     (4,291)     1,016       6,489     1,108    10,004
Preferred dividends                      200         200        133          50       -        -
                                     -------     -------    -------     -------   -------   -------
Net income (loss) available
 for common shareholders            $(11,347)    $(4,491)   $   883     $ 6,439   $ 1,108   $10,004
                                    ========     =======    =======     =======   =======   =======

Earnings (loss) per common share
 (basic and diluted, except as noted):
 Net loss before extraordinary item   $ (.97)     $(.50)     $ .10       $ .72     $ .12    $1.12(4)
 Extraordinary item, net of tax         (.30)(3)    -          -           -         -         -
                                      ------      -----      -----       -----     -----    -----
 Net earnings (loss) per common share $(1.27)     $(.50)     $ .10       $ .72     $ .12    $1.12(4)
                                      ======      =====      =====       =====     =====    =====

Weighted average common shares outstanding:
 Basic                                 8,942      8,942      8,942       8,942     8,942    8,940
 Diluted                               8,942      8,942      8,951       8,942     8,948    9,048

Common cash dividends per share        $ .04      $ .11      $ .11       $ .14     $ .12    $ .10


(1) On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year.  As a result, the Company reported an eight-month transition period ended December 31, 1997, in order to change to a calendar year end.

(2) On December 15, 1999, the Company sold its South Carolina steel processing facility and related inventory, resulting in a non-recurring loss on sale of plant facility.

(3) Incurred in connection with the early retirement of the Company's previously outstanding long term debt agreements on April 15, 1999.

(4) $1.11 diluted earnings per common share for the year ended April 30, 1995.


BALANCE SHEET DATA  (in thousands):
                                            December 31,                      April 30,
                                    ---------------------------        ------------------------
                                    1999        1998       1997        1997      1996      1995
                                  -------     -------    -------     -------   -------   -------
Working capital                  $ 76,277    $ 71,028    $ 84,182    $ 79,502  $ 62,305  $ 84,046
Total assets                      256,734     293,231     285,265     307,318   222,437   209,898
Short-term debt
 and current maturities               248       7,352         209         189       189       371
Long-term debt
 (net of current portion)         105,470     102,555     110,730     100,877    73,066    68,505
Preferred stock                     4,500       4,500       4,500       4,500      -         -
Common shareholders' equity        99,414     111,074     116,505     116,561   111,366   111,252


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

2000 OUTLOOK:
------------
Early in the 2000 fiscal year the Company secured several commitments for toll conversion at its cold rolling mill, and is negotiating and conducting trials for additional commitments. The Company expects these commitments to commence around the beginning of the second quarter, ramping up to a level of approximately 15,000 tons per month by the middle of 2000. Included is an anticipated 10,000 tons per month of full hard cold rolled steel, which product utilizes previously unsold capacity on the Company's coil pickling lines and on the cold rolling mill itself. This incremental business is expected to increase the Company's cold rolled product sales to over 30,000 tons per month. The Company's objective is to convert up to one-half of its cold rolling capacity to toll conversion business on an ongoing basis. This is expected to reduce working capital needs for the Rolling Mill Division, simplify material procurement and to result in more consistent financial performance. The Company believes that its recent successes in this area provide evidence of the significant improvements made in product quality and service capabilities in its cold rolling operation.

The addition of a significant complement of full hard cold rolled business, which utilizes previously unsold capacity, should further lower the Company's conversion costs due to higher absorption of fixed costs and should increase the Company's ability to compete at more acceptable levels of profitability within its cold rolling operation. This change in the Company's sales mix along with generally improving market conditions cause the Company to believe that its Rolling Mill Division could achieve pretax profitability by the end of the 2000 first quarter, with continuing improvement expected over the balance of 2000.

The largest component of the Company's processing business, the Flat Rolled Products Division, was solidly profitable during 1999, especially during the second half of the year, and is expected to be so throughout 2000. The Company's cylinder operations, which are included in its Custom Products Division, achieved record sales and earnings in 1999, and are expected to generate consistent earnings during 2000.

RISK FACTORS - 2000 OUTLOOK:
---------------------------
This Annual Report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "anticipates," "projects," "estimates," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 2000 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Achievement of these forward-looking results is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Certain of the more important factors that the Company believes could cause actual results to differ materially from the forward-looking data presented include:

     Changing steel prices:

Changing steel prices can cause the Company's results of operations and financial position to fluctuate significantly. The Company's principal raw material is flat rolled carbon steel coils. The steel industry is highly cyclical in nature and prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates.

To respond promptly to customer orders for its products, the Company maintains a substantial inventory of steel coils in stock and on order. The Company's commitments for steel purchases are generally at prevailing market prices in effect at the time the Company places its orders. The Company generally does not enter into long-term, fixed-price steel purchase contracts, and does not normally enter into fixed-price sales contracts with its steel processing customers with terms longer than three months. With respect to the cold rolled toll conversion business being pursued by the Company, these processing commitments may be for as long as one year. However, the Company is not exposed to inventory price fluctuations in such instances as it does not take title to the hot rolled steel coil feedstock utilized in such toll conversion business.

As steel producers change the effective selling price for the Company's raw materials, competitive conditions may influence the amount of the change, if any, in the Company's selling prices to its customers. Changing steel prices could therefore affect the Company's net sales and results of operations, particularly as it liquidates its inventory position. The Company believes that a major portion of the effect of a steel price change on results of operations is likely to be experienced within three months of the effective date of the change. When a series of steel price changes occurs, or the Company's inventories are at greater than normal levels at the time of such steel price changes, the period in which operating results may be affected can extend beyond a three-month period of time. Accordingly, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful in periods of changing steel prices.

Steel prices charged by the primary producers of hot rolled steel coils, both domestic and foreign, have been extremely volatile over the previous three years. No assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations.

     Continued internal growth:

The Company may not succeed in further developing its pickling, cold rolling, and hot roll tempering operations in Blytheville, Arkansas. Successful development of these business units requires the Company to develop new customers, in new market territories, and absolute assurance cannot be given that this will occur on the timetable that the Company expects, if ever. The Company is attempting to convert a significant portion of its cold rolling capacity to toll conversion as opposed to direct steel sales. There is no guarantee that the Company will be successful in these attempts or that the toll conversion business will be more profitable or sustainable over the long-term than direct steel sales.

     Competition:

The principal markets served by the Company are highly competitive. The Company has different competitors within each of its product lines. Competition is based principally on price, service, production and delivery scheduling.

     Cyclical demand for Company products:

Many of the Company's steel processing products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices or other matters beyond the control of the Company. Over the past five years the Company has either increased or substantially maintained the amount of steel it has sold and processed. However, no assurance can be given that the Company will be able to increase or maintain its level of tons shipped, especially in periods of economic stagnation or downturn.

     Liquidity:

The Company's liquidity can be significantly impacted by domestic and global competitive conditions surrounding raw material inventory supply and sourcing issues for steel purchases. The Company's investment in raw material inventories is substantially lower when it is able to obtain sufficient quantities of hot rolled steel coils at competitive prices from domestic sources. Greater lead times are typically required to place orders and receive shipment from foreign concerns than from the Company's domestic suppliers. However, the resulting need to invest greater amounts of the Company's liquidity into raw material inventories is oftentimes necessary when such import sources offer similar product at more competitive prices than are available domestically. During such times of higher import requirements, the Company is faced with committing a greater amount of its liquidity to its inventory.

Interest rates:

Borrowings under the Company's revolving credit agreement are at interest rates that float generally with the prime rate or with LIBOR. The level of interest expense incurred by the Company under the revolving credit agreement will therefore fluctuate in line with changes in these rates of interest and based upon outstanding borrowings under the revolving credit agreement.

RESULTS OF OPERATIONS:
---------------------
The Company reported an eight-month transition period ending December 31, 1997, in order to change from an April 30 to a calendar year end. The following table sets forth comparative consolidated statements of operations for the years ended December 31, 1999 ("1999"), 1998 ("1998") and unaudited 1997 ("1997"), as well as for the eight month transition period ended December 31, 1997 ("TP97" or "transition period") and the corresponding unaudited period in 1996 ("TP96"):

                                   Consolidated Statements of Operations for the
                                   ---------------------------------------------
                                                                     Eight months
                                     Year ended December 31,      ended December 31,
                                  1999       1998       1997       1997       1996
                                (audited)  (audited) (unaudited) (audited) (unaudited)
                                 -------    -------   ---------   -------   ---------
                                      (in thousands, except per share amounts)

Net sales                        $349,947   $391,181   $366,553   $246,324   $206,334
Cost of sales                     332,215    369,864    337,574    227,871    184,751
                                  -------    -------    -------    -------    -------
Gross profit                       17,732     21,317     28,979     18,453     21,583
Selling, general and
 administrative expenses           19,062     19,939     17,060     11,757     10,082
Non-recurring loss on
 sale of plant facility             1,720        -          -          -          -
                                  -------    -------    -------    -------    -------
Income (loss) from operations      (3,050)     1,378     11,919      6,696     11,501
Interest, net                     (10,140)    (8,113)    (7,550)    (5,194)    (3,883)
                                  -------    -------    -------    -------    -------
Income (loss) before income taxes (13,190)    (6,735)     4,369      1,502      7,618
Provision (benefit)
 for income taxes                  (4,687)    (2,444)     1,579        486      2,904
                                  -------    -------    -------    -------    -------
Net income (loss) before
 extraordinary item                (8,503)    (4,291)     2,790      1,016      4,714
Extraordinary item, net of tax     (2,644)       -          -          -          -
                                  -------    -------    -------    -------    -------
Net income (loss)                 (11,147)    (4,291)     2,790      1,016      4,714
Preferred dividends                   200        200        183        133        -
                                  -------    -------    -------    -------    -------
Net income (loss) available
 for common shareholders         $(11,347)   $(4,491)   $ 2,607    $   883    $ 4,714
                                  =======    =======    =======    =======    =======
Earnings (loss) per common share
 (basic and diluted):
 Net income (loss) before
  extraordinary item               $ (.97)     $(.50)     $ .29      $ .10      $ .53
 Extraordinary item, net of tax      (.30)        -          -          -          -
                                    -----      -----      -----      -----      -----
Net income (loss) per common
 share (basic and diluted)         $(1.27)     $(.50)     $ .29      $ .10      $ .53
                                    =====      =====      =====      =====      =====

     1999 COMPARED TO 1998:

Net sales for the year ended December 31, 1999 were $349.9 million, a decrease of 10.5% in comparison to net sales of $391.2 million for the year ended December 31, 1998. The Company's lower net sales are primarily the result of declining selling prices. The effect of historically high imports of steel products into the United States during late 1998 and early 1999 resulted in significant declines in selling values realized by the Company and the steel processing industry in general. The Company's average per ton selling values declined 9.2% for 1999 in comparison to 1998, although steel pricing slowly recovered after the first half of 1999.

Also reflected in the lower net sales for 1999 were reduced direct sales volumes. Direct (i.e., non-tolling) sales volume measured in tons shipped decreased 2.1% for 1999. The Company processed and shipped 1,203,972 and 1,208,255 tons of steel in 1999 and 1998, respectively. Approximately 23.9% and 22.5% of the tons processed in 1999 and 1998, respectively, represented customer-owned material processed on a per ton, fee basis. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. The Company sold 257,780 and 261,914 tons of cold rolled products in 1999 and 1998, respectively.

Gross profit, expressed as a percentage of net sales, was 5.1% and 5.5% for 1999 and 1998, respectively. The gross profit margin percentages realized by the Company steadily increased after bottoming out in the fourth quarter of 1998 and the first quarter of 1999, as steel pricing and sales and production volumes slowly recovered from the depressed levels of late 1998 and early 1999. The lower year-over-year gross profit percentage reflects the devastating impact that steel selling price declines had on the Company in early 1999, especially in cold rolled steel product pricing and volumes.

Selling, general and administrative ("SG&A") expenses of $19.1 million for 1999 reflect a decrease of $0.8 million from the prior year. This decrease is the result of management's efforts to streamline its administrative efforts between 1998 and 1999. During 1999, the Company centralized certain of its management and administrative functions at its corporate office towards this end. SG&A expenses expressed as a percentage of net sales increased year over year from 5.1% during 1998 to 5.4% during 1999, primarily reflecting the decline in net sales noted above. Certain of the Company's SG&A expenses are fixed and do not decline with a drop in selling values or volumes.

Income (loss) from operations was also negatively impacted during 1999 by losses incurred during the first six months of 1999 related to the operation of the Company's third-party metal stamping business conducted in Blytheville, Arkansas, as well as the the fourth quarter non-recurring loss on the sale of the Company's South Carolina steel processing facility. The Company's third-party stamping operation had not performed up to management's expectations since its relocation to Blytheville in 1996. The Company incurred operating losses of $1.0 million in its stamping operations prior to the disposition of related equipment in mid-1999. However, the Company continues to utilize certain stamping equipment in the production of components for its air cylinder operations. On December 15, 1999, the Company sold its South Carolina facility and related inventory to Feralloy Corporation. The Company recognized a non-recurring loss of $1.7 million, before income tax benefits, on the sale of its South Carolina facility, which loss included certain liabilities and contractual obligations incurred by the Company.

The Company recognized a $3.1 million loss from operations in 1999, which compares to 1998's income from operations of $1.4 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $10.1 million was incurred during 1999, an increase of $2.0 million over the prior year. This increase was the result of generally higher 1999 borrowings to support higher working capital levels, especially early in 1999, as well as lower capitalized interest during 1999 versus 1998, as substantially all of the Company's capital projects have been placed into service. The Company capitalized $1.2 million of interest costs to construction in progress in 1998, versus none for 1999.

The effective income tax (benefit) rates experienced by the Company were (35.5)% and (36.3)% for 1999 and 1998, respectively. These rates reflect the impact of non-deductible expenses, such as goodwill amortization, as well as the recognition of certain state income tax benefits during both years.

The Company incurred an extraordinary charge of $2.6 million, net of income tax benefits of approximately $1.4 million related to the early retirement of its primary long-term debt obligations on April 15, 1999. See LIQUIDITY AND CAPITAL RESOURCES below for a further discussion of this matter.

During 1999 the Company incurred a net loss for common shareholders of $11.3 million, or $1.27 per share both basic and diluted, which compares to a 1998 net loss for common shareholders of $4.5 million, or $.50 per share both basic and diluted. Included in the 1999 net loss is an extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred during the Company's second quarter in connection with the early retirement of the Company's previously outstanding long term debt agreements. The 1999 net loss also includes the non-recurring loss on the sale of the South Carolina facility of $.12 per share (both basic and diluted), net of related tax benefits, recognized by the Company during the fourth quarter of 1999. The remaining changes reflect the factors discussed in the preceding paragraphs.

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

The volume slowdown during the second half of 1998 reflected lower shipping volumes, primarily at the Company's Blytheville, Arkansas facility, where the Company experienced a slow-down in its tolling volume, and lower sales levels for processed hot rolled steel products and cold rolled master coil sales. Tons shipped from the Blytheville facility can represent up to 50% of the Company's total shipments. The reduced level of tolling volume at Blytheville reflected a move to off-shore purchasing by certain of the Company's tolling customers, who traditionally bought from the Nucor mill at Hickman, Arkansas and used the Company's Blytheville facility for toll slitting and pickling, and increased competition for toll pickle business.

Also negatively impacting volume levels and the Company's total net sales was the rapid deterioration in steel prices. An environment of steel price declines typically encourages delays in purchases by the Company's customers, as they wait for prices to find their lowest levels before reentering the market for needed supply. This was especially acute in the markets served by the Company's cold rolling mill located at its Blytheville facility. Weighted average per ton selling values declined 6.3% for 1998 versus 1997, with softness in selling values continuing into early 1999.

Gross profit, expressed as a percentage of net sales, declined from 7.9% in 1997 to 5.5% for 1998, primarily reflecting lower steel prices throughout the year and lower sales and production volumes during the second half of 1998, especially at the Company's Blytheville facility.

With respect to the Company's Blytheville facility, lower production volume at the cold rolling operation, combined with an extremely weak pricing environment for cold rolled products, resulted in a pretax loss of approximately $2.8 million from cold rolling operations in the 1998 fourth quarter. The poor market fundamentals for cold rolled products at the end of 1998 was the result of high levels of foreign cold rolled steel available in the Company's market territories at extremely depressed prices. Further, the Company's metal stamping and custom slitting and blanking operations caused pretax losses of approximately $2.5 million in the balance of the Company's Blytheville operations in the 1998 fourth quarter due to low pricing and low utilization of equipment.

In addition to the negative results incurred during the fourth quarter at its Blytheville facility, the Company's Madison facility incurred a pretax loss of approximately $.7 million during the 1998 fourth quarter relating to the sale of one of the slitters operated at this plant and liquidation of related inventory.

Selling, general and administrative ("SG&A") expenses of $19.9 million for 1998 reflected an increase of $2.9 million over the prior year. This increase was attributable to the higher level of business activity conducted throughout the Company. SG&A expenses expressed as a percentage of net sales also increased year over year from 4.7% during 1997 to 5.1% during 1998. Staffing of the Company's operations for anticipated higher business activity levels, versus the lower selling value and reduced volume levels experienced in the latter half of 1998 contributed to this percentage increase.

Income from operations was $1.4 million in 1998, a decrease of $10.5 million from 1997's income from operations of $11.9 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $8.1 million was incurred during 1998, an increase of $.6 million over the prior year. This increase was the result of generally higher 1998 borrowings to support higher working capital levels, as well as lower capitalized interest during 1998 versus 1997, as substantially all of the Company's capital projects have been placed into service. The Company capitalized $1.2 million of interest costs to construction in progress in 1998 versus $1.4 million for 1997.

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

     TRANSITION PERIOD -- EIGHT MONTHS ENDED DECEMBER 31, 1997 (AUDITED) COMPARED TO EIGHT MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED):

Net sales for TP97 were $246.3 million, an increase of 19.4% over the TP96's net sales of $206.3 million. The improvement in net sales was primarily attributable to increased levels of tons processed. The Company processed 744,468 tons of steel during TP97, an increase of 23.3% in comparison to the eight months ended December 31, 1996. A substantial portion of this tonnage increase occurred at the Company's Blytheville facility (both processing and cold rolled sales), and at its new South Carolina facility.

Approximately 24.5% of the tons processed during TP97 represented customer-owned material processed on a per ton, fee basis. For the eight months ended December 31, 1996, approximately 22.3% of the tons processed by the Company represented customer-owned material.

Reflecting lower cost material available in the Company's markets, average per ton selling values declined approximately 2.7% for TP97, as compared to TP96.

The Company's gross profit margins came under pressure late in TP96, and this margin pressure extended into and throughout TP97. The narrowing of gross profit margins was partially attributable to higher domestic prices incurred by the Company for its primary raw material, hot rolled steel coils, as significant quantities of lower priced imported material became available in its market territories. Gross profit was also negatively impacted during TP97 due to production inefficiencies realized by the Company at its recently relocated Blytheville stamping operation, as well as additional costs incurred in conjunction with the ramp-up of the Company's newly expanded cold rolling capacity. As a result of these gross margin pressures, gross profit expressed as a percentage of net sales dropped to 7.5% for TP97, versus 10.5% for TP96.

SG&A expenses of $11.8 million for TP97 reflected an increase of $1.7 million over TP96. However, the Company's SG&A expenses expressed as a percentage of net sales remained relatively steady. During TP97, SG&A expenses expressed as a percentage of net sales decreased only .1 percentage point from the 4.9% of net sales figure realized for the eight months ended December 31, 1996. The increase in SG&A expenses was attributable to the higher level of business activity conducted throughout the Company, inclusive of the new Kentucky and South Carolina facilities.

Income from operations was $6.7 million in TP97, a decrease of $4.8 million from TP96's income from operations of $11.5 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $5.2 million was incurred during TP97, an increase of $1.3 million over TP96. This increase was the result of higher transition period borrowings on the Company's revolving credit facility to support higher working capital levels, as well as lower amounts of capitalized interest. The Company capitalized $.8 million of interest costs to construction in progress during TP97, versus $.9 million for the eight months ended December 31, 1996.

The effective income tax rate experienced by the Company was 32.4% during TP97, which is lower than the 38.1% rate recognized by the Company during TP96, due to certain state income tax benefits recorded by the Company during TP97.

Net income available for common shareholders for TP97 was $.9 million, or $.10 per share, which amounts decreased from net income available for common shareholders for the eight months ended December 31, 1996 of $4.7 million, or $.53 per share. These decreases reflect the factors discussed in the preceding paragraphs, as well as the accrual of preferred dividends of $.1 million during TP97, related to preferred stock issued subsequent to the end of TP96.

     FISCAL YEAR ENDED APRIL 30, 1997 ("FY97") COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996 ("FY96"):

Net sales for FY97 were $326.6 million, an increase of 23.7% over the prior year's net sales of $264.1 million. The improvement in net sales was attributable to increased levels of tons processed. The Company processed a record 941,545 tons of steel in FY97, an increase of 22.0% in comparison to FY96. A substantial portion of this tonnage increase related to the sale of cold rolled products, which sales volume increased 98.4% over the prior year to 181,313 cold rolled tons for FY97. This increase was somewhat offset by lower sales prices, as average per ton selling values declined approximately 0.7% when comparing FY97 to FY96.

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

Gross profit margins were negatively impacted during FY97 due to costs stemming from the start-up of new plants, primarily the relocated Blytheville stamping operation and the new Kentucky and South Carolina facilities. In addition, shipments declined during the Company's third quarter of FY97 as Coil-Tec, Inc. liquidated a substantial amount of hot-rolled steel inventory in the Company's market territories prior to the sale of certain of its operating assets to the Company on January 30, 1997. This volume decline served to reduce the absorption of fixed manufacturing costs during the third quarter of FY97, contributing to lower gross profit margins realized by the Company.

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

It is the Company's experience that steel coil price offerings are based primarily on the level of supplier backlog. A supplier's offered price can be significantly influenced by outside economic pressures, such as those faced by the economic slowdown in the Far East during 1998. During the latter half of 1998, these external pressures resulted in greater steel offerings to purchasers in the United States; including the Company, its competitors, and to a lesser extent certain of its steel service center customers. Late in 1998, steel imports in the United States surged in the wake of the Asian economic crisis. In January 1999, the U.S. Commerce Department found evidence that Japan, Russia, and Brazil illegally dumped hot rolled carbon steel into the U.S. market at prices dramatically below production costs. These trade cases demonstrate that flat rolled steel coils became increasingly available in the Company's market territories, much of it being offered at substantial discounts to similar product offered by the Company's domestic supply base.

In an effort to stay competitive from a raw material pricing perspective, during 1998 the Company shifted a major portion of its steel purchases to imported coils. Due to the use of imported coils and the resultant increase in inventory, the Company received extended payment terms, primarily from its import vendors, and elected to forego quick pay discounts on its domestic inventory purchases. As a result, the Company's investment in inventories and balance of accounts payable increased in the latter half of 1998 and into the first quarter of 1999. As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. This consigned material was billed to the Company during the first quarter of 1999, and has subsequently been substantially used in operations. The Company does not currently possess any significant amount of vendor-owned consigned material. As discussed further below, the Company utilized proceeds from its long-term debt refinancing to substantially reduce its outstanding accounts payable balance during the second quarter of 1999.

The Company's inventories peaked near the end of the first quarter of 1999, and management focused on increasing inventory turns and better managing inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company reduced its steel coil inventory holdings and intends to maintain these lower levels consistent with sound business practice. The Company succeeded in its efforts to reduce its inventory position during 1999, and continues to strive to limit its on-hand inventory position. The Company believes it can successfully operate its business on inventory levels lower than those maintained in late 1998 and early 1999, and believes it can do so through the many supply channels developed over the past few years and adherence to sound inventory management practices.

In terms of other consequential working capital items, the Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September, or that of its former April 30 year end. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends, as well as its former April 30 year end, is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $4.8 million decrease in accounts receivable for the transition period follows this seasonality, while the 1999 decline of $1.7 million is attributable to lower sales transaction prices in 1999 versus 1998. Otherwise, accounts receivable increased in each of the years ended December 31, 1998 and April 30, 1997, consistent with the Company's sales growth during those years.

The Company generated $1.6 million, $8.8 million, and $.1 million of cash from operating activities during 1999, 1998, and the transition period; which compares to net cash used by operations of $4.5 million for FY97. During 1998 and FY97, the Company was able to fund much if not all of its increased inventory with increases in accounts payable. 1999 and the transition period saw the reverse with inventory decreases providing the liquidity to reduce the Company's accounts payable balance.

The Company generated $8.9 million in cash from investing activities during 1999, primarily related to the sale of the Company's South Carolina facility on December 15, 1999. The Company also generated approximately $.5 million of cash from the disposition of certain of its stamping assets from its Blytheville location during the summer of 1999. The proceeds from these 1999 asset sales were utilized to meet current obligations with trade creditors, and assisted in reducing the Company's long-term debt. See Note 2 to the Consolidated Financial Statements for further discussion.

During 1998, the Company completed the physical expansion of its facilities and operations that began in earnest with its initial public stock offering in 1993. The Company invested, net of routine asset sales, cash of $6.7 million, $10.0 million, and $28.1 million during 1998, TP97, and FY97, respectively, in property, plant and equipment additions. The Company sustained these efforts primarily by way of increased corporate borrowings. The Company also issued its $4.5 million of Series A Preferred Stock on January 30, 1997 to the shareholder of Coil-Tec in exchange for certain of its assets. The Company does not contemplate any further significant level of capital additions over the course of the next twelve months.

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

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This new financing has a three-year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and as of the refinancing were less than those incurred under the Company's former 8.13% term notes. In conjunction with this refinancing, the Company retired early its $50.0 million of 8.13% term notes, which were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reported as an extraordinary item in 1999. The Company also incurred approximately $1.6 million in costs associated with the issuance of this new debt.

The new credit agreement eliminated the limitation on the amount of debt that could be incurred by the Company, which was limited to 50% of total capital pursuant to the terms of the previous bank revolver and term notes. The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels.

Total borrowings under the new agreement were approximately $105.2 million at December 31, 1999. Security under the new agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the new revolver is based upon percentages of eligible accounts receivable and inventory, as defined in the new agreement, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability was relatively limited as of December 31, 1999.

The Company has also accessed capital by way of off balance sheet financing arrangements. The Company has entered into various operating leases with domestic commercial lenders for steel processing and other equipment at certain of its facilities. The Company also entered into an operating lease on January 30, 1997, in order to obtain use of Coil-Tec's former plant facility in Blytheville. Annual operating lease payments are expected to range between $3.3 million and $3.9 million over the next five years. During late 1998 and early 1999, the Company also took advantage of vendor-owned steel inventory consignment for its raw material needs, primarily from import sources.

Subsequent to the first quarter 1999 common dividend of $.3 million, the Company suspended the payment of common dividends. Future common dividends may or may not be declared, at the discretion of the Board of Directors, depending on restrictions imposed by the Company's revolving credit agreement, industry conditions, evaluation of the Company's performance and current liquidity situation. During 1998, the transition period, and FY'97, the Company paid dividends of $.9 million, $.9 million and $1.2 million on its common stock. However, the Company continues to declare and pay the $50,000 quarterly preferred dividend associated with its outstanding Series A preferred stock.

The Company's operations and unused borrowing capacity available under its asset-based revolving credit facility is expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, necessary capital expenditures, and the payment of Series A preferred stock dividends over the next twelve months.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances should ever dictate. The Company, from time-to-time, also explores financing alternatives such as the possibility of issuing additional debt, entering into further operating lease financings, and pursuing strategic alternatives. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.

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

INFLATION:
---------
The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company is affected by changes in the price of steel charged by the primary producers, which are not considered to be inflation-sensitive, but rather sensitive to changes in steel demand as the primary producers use pricing policy to attempt to control their order levels and backlog.

YEAR 2000 COMPLIANCE:
--------------------

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000, nor with any leap year issues after February 29, 2000. Based on operations of the Company in early 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

As of December 31, 1998, the Company spent approximately $.7 million in implementing a new integrated core business system. The Company did not incur any further significant amounts during 1999 related to the implementation of its new business system, and the Company cannot quantify how much of these costs were directly related to Year 2000 compliance matters.

NEW ACCOUNTING STANDARDS:
------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), delaying the effective date of FAS 133 until fiscal years beginning after June 15, 2000. Given that the Company has not entered into hedging transactions or obtained derivative financial instruments, adoption of FAS 133/FAS 137 is not expected to significantly impact the Company's financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. With the completion of the Company's debt refinancing during 1999, as of December 31, 1999, approximately $105.2 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.5 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of December 31, 1999, and does not enter into derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                 HUNTCO INC.
                         CONSOLIDATED BALANCE SHEET
                           (amounts in thousands)

                                                       December 31,
                                                     1999       1998
                                                   --------   --------
ASSETS
Current assets:
 Cash     		                                $    414    $     21
 Accounts receivable, net                           41,835      43,579
 Inventories                                        77,832      92,240
 Other current assets                                2,380       2,914
                                                   -------     -------
                                                   122,461     138,754

Property, plant and equipment, net                 123,548     143,401
Other assets                                        10,725      11,076
                                                   -------     -------
                                                  $256,734    $293,231
                                                   =======     =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $ 43,279    $ 56,923
 Accrued expenses                                    2,657       3,451
 Current maturities of long-term debt                  248       7,352
                                                   -------     -------
                                                    46,184      67,726
                                                   -------     -------

Long-term debt                                     105,470     102,555
Deferred income taxes                                1,166       7,376
                                                   -------     -------
                                                   106,636     109,931
                                                   -------     -------

Commitments and contingencies (see Note 9)            -           -

Shareholders' equity:
 Series A preferred stock
 (stated at liquidation value)                       4,500       4,500
 Common stock:
  Class A (issued and outstanding, 5,292)               53          53
  Class B (issued and outstanding, 3,650)               37          37
 Additional paid-in-capital                         86,530      86,530
 Retained earnings                                  12,794      24,454
                                                   -------     -------
                                                   103,914     115,574
                                                   -------     -------
                                                  $256,734    $293,231
                                                   =======     =======

         See Accompanying Notes to Consolidated Financial Statements


                                    HUNTCO INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share amounts)

                                                        Eight months      Year
                                     Year ended             ended         ended
                                    December 31,         December 31,   April 30,
                                 1999          1998          1997         1997
                              ---------     ---------     ---------     ---------
Net sales                      $349,947      $391,181      $246,324      $326,563
Cost of sales                   332,215       369,864       227,871       294,455
                                -------       -------      --------       -------
Gross profit                     17,732        21,317        18,453        32,108
Selling, general and
 administrative expenses         19,062        19,939        11,757        15,383
Non-recurring loss on
 sale of plant facility           1,720          -             -             -
  					  -------       -------       -------       -------
Income (loss) from operations    (3,050)        1,378         6,696        16,725
Interest, net                   (10,140)       (8,113)       (5,194)       (6,239)
                                -------       -------       -------       -------
Income (loss)
 before income taxes            (13,190)       (6,735)        1,502        10,486
Provision (benefit)
 for income taxes                (4,687)       (2,444)          486         3,997
                                -------       -------       -------       -------
Net income (loss) before
 extraordinary item              (8,503)       (4,291)        1,016         6,489
Extraordinary item, net of tax   (2,644)         -             -             -
                                -------       -------       -------       -------
Net income (loss)               (11,147)       (4,291)        1,016         6,489
Preferred dividends                 200           200           133            50
                                -------       -------       -------       -------
Net income (loss) available
 for common shareholders       $(11,347)     $ (4,491)     $    883      $  6,439
                                =======       =======       =======       =======

Earnings (loss) per common
 share (basic and diluted):
  Net income (loss) before
   extraordinary item            $ (.97)       $ (.50)       $  .10        $  .72
  Extraordinary item, net of tax   (.30)          -             -             -
                                  -----         -----         -----         -----
Net income (loss) for
 common shareholders             $(1.27)       $ (.50)       $  .10        $  .72
                                  =====         =====         =====         =====

Weighted average
 common shares outstanding:
  Basic                           8,942         8,942         8,942         8,942
                                  =====         =====         =====         =====
  Diluted                         8,942         8,942         8,951         8,942
                                  =====         =====         =====         =====

             See Accompanying Notes to Consolidated Financial Statements


                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (amounts in thousands)

                                                           Eight months
                                           Year ended         ended     Year ended
                                          December 31,     December 31,  April 30,
                                       1999        1998        1997        1997
                                      ------      ------      ------      ------
Series A preferred stock
  Balance at beginning of period     $ 4,500     $ 4,500     $ 4,500     $  -
  January 30, 1997 share issuance       -           -           -          4,500
                                      ------      ------      ------      ------
  Balance at end of period           $ 4,500     $ 4,500     $ 4,500     $ 4,500
                                      ======      ======      ======      ======

Class A common stock
  Balance at beginning of period     $    53     $    53     $    53     $    53
                                      ------      ------      ------      ------
  Balance at end of period           $    53     $    53     $    53     $    53
                                      ======      ======      ======      ======

Class B common stock
  Balance at beginning of period     $    37     $    37     $    37     $    37
                                      ------      ------      ------      ------
  Balance at end of period           $    37     $    37     $    37     $    37
                                      ======      ======      ======      ======

Additional paid-in-capital
  Balance at beginning of period     $86,530     $86,530     $86,530     $86,567
  Other changes                         -           -            -           (37)
                                      ------      ------      ------      ------
  Balance at end of period           $86,530     $86,530     $86,530     $86,530
                                      ======      ======      ======      ======

Retained earnings
  Balance at beginning of period     $24,454     $29,885     $29,941     $24,709
  Net income (loss)                  (11,147)     (4,291)      1,016       6,489
  Dividends on:
   Common stock                         (313)       (940)       (939)     (1,207)
   Series A preferred stock             (200)       (200)       (133)        (50)
                                      ------      ------      ------      ------
  Balance at end of period           $12,794     $24,454     $29,885     $29,941
                                      ======      ======      ======      ======

            See Accompanying Notes to Consolidated Financial Statements


                                    HUNTCO INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)

                                                              Eight months
                                              Year ended         ended     Year ended
                                              December 31,    December 31,  April 30,
                                            1999        1998      1997        1997
                                          -------     -------   -------     -------
Cash flows from operating activities:
 Net income (loss)                       $(11,147)    $(4,291)   $ 1,016     $ 6,489
                                          -------     -------    -------     -------
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
    Depreciation and amortization          11,395      10,265      6,018       8,225
    Loss on early extinguishment of debt    4,067         -          -           -
    Loss (gain) on property sales           1,732         (65)        50        (675)
    Decrease (increase) in:
      accounts receivable                   1,744      (1,936)     4,809      (9,648)
      inventories                          14,409     (10,628)    23,957     (51,605)
      other current assets                    534       2,101     (1,032)     (2,057)
      other assets                           (446)     (1,049)    (2,837)     (2,632)
    Increase (decrease) in:
      accounts payable                    (13,645)     16,896    (32,542)     43,566
      accrued expenses                       (795)       (428)      (989)        934
      non-current deferred taxes           (6,211)     (2,039)     1,661       2,875
                                          -------     -------    -------     -------
        Total adjustments                  12,784      13,117       (905)    (11,017)
                                          -------     -------    -------     -------
 Net cash provided (used) by operations     1,637       8,826        111      (4,528)
                                          -------     -------    -------     -------
Cash flows from investing activities:
 Property, plant and equipment:
  Acquisitions                               (904)     (8,783)   (11,379)    (30,210)
  Proceeds from facility and asset sales    9,815       2,121      1,371       2,108
                                          -------     -------    -------     -------
 Net cash provided (used)
  by investing activities                   8,911      (6,661)   (10,008)    (28,102)
                                          -------     -------    -------     -------
Cash flows from financing activities:
 Revolving credit facility net proceeds    46,661         978     10,000      28,000
 Payments for debt issuance costs          (1,638)       -          -           -
 Retirement of long-term notes            (50,000)       -          -           -
 Debt repurchase premiums                  (3,816)       -          -           -
 Other debt and capital lease payments       (849)     (2,010)      (128)       (189)
 Preferred stock dividends                   (200)       (200)      (133)        (50)
 Common stock dividends                      (313)       (939)      (939)     (1,207)
 Issuance of Series A preferred stock        -           -          -          4,500
 Other                                       -           -          -            (37)
                                          -------     -------    -------     -------
 Net cash provided
  (used) by financing activities          (10,155)     (2,171)     8,800      31,017
                                          -------     -------    -------     -------
Net increase (decrease) in cash               393          (6)    (1,097)     (1,613)
Cash, beginning of period                      21          27      1,124      2,737
                                          -------     -------    -------    -------
Cash, end of period                       $   414     $    21    $    27    $ 1,124
                                          =======     =======    =======    =======

             See Accompanying Notes to Consolidated Financial Statements


                                 HUNTCO INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The policies utilized by the Company in the preparation of the financial statements conform to U.S. generally accepted accounting principles. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant accounting policies followed by the Company are described below:

     Change in fiscal year end:

On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year. As a result, the Company reported an eight-month transition period ended December 31, 1997, in order to change to its new calendar year end.

     Organization and operations:

Huntco Inc. ("Huntco" or "the Company") conducts its operations through its wholly-owned subsidiaries Huntco Steel, Inc. ("Huntco Steel") and Midwest Products, Inc. ("Midwest"). Huntco Steel operates six steel processing centers specializing in the processing and distribution of flat rolled carbon steel, and sells its processed steel products to a diverse group of industrial customers, steel service centers and distributors. See Note 2 concerning the disposition of Huntco Steel's South Carolina facility on December 15, 1999. Midwest is principally engaged in the manufacture of compressed air cylinders used in the transportation industry and sold through mass merchandisers.

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

     Concentration of credit risk:

Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, manufacturers of consumer durables, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, to compressor manufacturers, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of December 31, 1999, 1998 and 1997, and April 30, 1997, the Company's allowance for doubtful accounts balance was $324, $530, $333, and $544, respectively.

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

     New accounting standards:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (FAS 137), delaying the effective date of FAS 133 until fiscal years beginning after June 15, 2000. Given that the Company has not entered into hedging transactions or obtained derivative financial instruments, adoption of FAS 133/FAS 137 is not expected to significantly impact the Company's financial reporting.

2.   SALE OF SOUTH CAROLINA FACILITY

On December 15, 1999, the Company sold its South Carolina steel processing facility and related inventory to Feralloy Corporation. The facility, which had been newly constructed and opened in early 1996, contained cut-to-length and slitting equipment, both of which processing lines were utilized pursuant to operating leases.

The net proceeds from the sale were used to retire a short-term note payable to one of the Company's trade creditors, which represented all of the Company's short-term debt, with the balance of the proceeds being applied to reduce the Company's long-term, revolving credit facility. The Company retained the trade accounts receivable related to the facility's pre-closing sales. In connection with the sale, the Company was also relieved of its long-term operating lease commitments on the processing equipment installed at the South Carolina facility, totaling approximately $663 per year over the next four years.

The Company recognized a non-recurring loss of $1,720, before income tax benefits, on the sale of its South Carolina facility, which loss included certain liabilities and contractual obligations incurred by the Company.

3.   INVENTORIES

Inventories consisted of the following as of:

                                             December 31,
                                           1999       1998
                                         --------   --------
     Raw materials                       $ 57,013   $ 66,063
     Finished goods                        20,819     26,177
                                         --------   --------
                                         $ 77,832   $ 92,240
                                         ========   ========

As of December 31, 1998, the Company also held approximately $25.9 million of vendor-owned steel coil inventory on a consignment basis for use in its steel processing and sales activities. This consigned material was billed to the Company during the first quarter of 1999, and the Company did not possess any substantial amount of vendor-owned consigned material as of December 31, 1999. The Company's investment in finished goods includes cold rolled steel coils produced at the Company's Blytheville, Arkansas facility. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of the dates presented:

                                             December 31,
                                           1999        1998
                                          ------      -------
Land and improvements                    $  4,047    $  5,032
Buildings and improvements                 55,989      62,632
Machinery and equipment                   107,873     112,815
                                         --------    --------
                                          167,909     180,479
Less accumulated depreciation              44,566      37,395
                                         --------    --------
                                          123,343     143,084
Construction in progress                      205         317
                                         --------    --------
                                         $123,548    $143,401
                                         ========    ========

5.   LONG-TERM DEBT

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution (the "asset-based revolver"). The asset-based revolver has a three-year term and provides the Company with up to $140.0 million in credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. These rates are generally equivalent to those incurred by the Company under its former bank revolver, and at the time of the refinancing were less than those incurred under the Company's former 8.13% term notes.

In conjunction with the April 15, 1999 refinancing, the Company satisfied its obligations under its former bank revolving credit agreement and retired early its $50.0 million of 8.13% term notes, which term notes were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reflected as an extraordinary item during 1999 within the Company's Statement of Operations. The Company also incurred approximately $1.6 million in costs associated with the issuance of the asset-based revolver, which amount is being amortized over the three-year term of the new asset-based revolver.

Entering into the asset-based revolver eliminated the limitation on the amount of debt that could be incurred by the Company. Under the previous bank revolver and the 8.13% term notes, the Company's interest-bearing debt was limited to 50% of total capitalization (i.e., generally the sum of the Company's interest-bearing debt and total shareholders' equity). The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels maintained by the Company in early 1999. The Company's inventory levels peaked near the end of the first quarter of 1999, and significantly decreased through the end of 1999.

Security under the asset-based revolver consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the asset-based revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Only a limited amount of unused borrowing capacity was available to the Company as of December 31, 1999. The asset-based revolver does not require the maintenance of financial covenants and ratios beyond the maintenance of the Company's borrowing base.

Principal payments due on the Company's long-term debt for each of the five years following December 31, 1999 are as follows:

                  2000                     $    248
2001     175
2002 105,295
                  2003                         -
                  2004                         -
                                           --------
                                           $105,718
                                           ========

Total cash paid for interest during 1999, 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997 was $10,226, $9,392, $5,295, and $7,552, respectively. Of the Company's total interest costs, it capitalized $1,189, $774, and $1,244, to construction in progress during 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, respectively. The Company did not capitalize interest during 1999.

6.   Capital stock

The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

On January 30, 1997, the Company issued 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, with such dividends being payable quarterly beginning March 1, 1997. The Series A Preferred carries a liquidation preference of $20.00 per share. The Series A Preferred is convertible on a one-for-one basis into shares of Class A common stock at any time at the option of the holder, and at the option of the Company under certain circumstances, including if at any time the closing price of the Class A common stock is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, no further shares of Series A Preferred may be issued by the Company. The Company issued all 225,000 shares of its Series A Preferred in connection with the Company's acquisition of $4,500 of depreciable assets and certain other operating assets of Coil-Tec, Inc. on January 30, 1997.

The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 shares were issued as of December 31, 1999, 1998 and 1997, and April 30, 1997. The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of December 31, 1999, 1998 and 1997, and April 30, 1997. Shares of Class B common stock are not transferable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr.
B. D. Hunter.

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

A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997, and April 30, 1997, and changes during the periods ending on those dates, is as follows:

                                         Options         Weighted Average
                                       Outstanding        Exercise Price
                                       -----------       ----------------
Balance at April 30, 1996                745,500              $18.78
 Options granted                          98,500              $12.50
 Options canceled or forfeited            (8,000)             $23.13
                                         -------
Balance at April 30, 1997                836,000              $18.00
 Options granted                         353,000              $13.50
 Options canceled or forfeited          (342,750)             $20.57
                                         -------
Balance at December 31, 1997             846,250              $15.08
 Options canceled or forfeited          (113,750)             $16.57
                                         -------
Balance at December 31, 1998             732,500              $14.85
 Options granted                         390,000              $ 7.00
 Options canceled or forfeited          (445,500)             $15.74
                                         -------
Balance at December 31, 1999             677,000              $ 9.74
                                         =======



The following table summarizes stock options outstanding and exercisable as of December 31, 1999:

                           Outstanding                   Exercisable
                  ----------------------------       ---------------------
                           Remaining  Average                    Average
  Exercise        No. of    Average   Exercise       No. of      Exercise
 Price Range      Options    Life      Price         Options      Price
-------------     -------   -------   -------        -------     --------
    $7.00         383,500   4.1 yrs   $ 7.00         246,750      $ 7.00
$12.50-$13.50     293,500   1.4 yrs   $13.32         247,750      $13.39
                  -------                            -------
                  677,000   3.0 yrs   $ 9.74         494,500      $10.20
                  =======                            =======

No compensation expense has been recognized by the Company for its incentive stock plan in accordance with the Company's continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as the exercise price of options granted has either been equivalent to or higher than the market price of the Company's stock on the date of grant. Had the fair value method of accounting contemplated by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," been applied to the Company's incentive stock plan, the Company's net income (loss) and earnings (loss) per common share would have been revised to the pro forma amounts indicated below:

                                                     Eight
                                  Years ended     months ended  Year ended
                                  December 31,    December 31,   April 30,
                                1999       1998       1997         1997
                              -------    -------     ------       ------
Net income (loss) available
 for common shareholders:
  As reported                 $(11,347)  $(4,491)   $ 883        $6,439
  Pro forma                    (11,536)   (4,766)     827         6,402
Earnings (loss) per common
 share (basic and diluted):
  As reported                  $(1.27)    $(.50)    $ .10        $  .72
  Pro forma                     (1.29)     (.53)      .09           .72


The pro forma impact only takes into account options granted since April 1996, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ended December 31, 1999, the eight months ended December 31, 1997, and the year ended April 30, 1997, respectively: risk-free interest rates of 5.0%, 5.7%, and 6.7%; dividend yield of 0% in 1999 and .9% prior thereto; expected common stock market price volatility factor of 47.9%, 47.0%, and 50.1%; and a weighted average expected life of the options of three to five years. The weighted average fair value of options granted for the year ended December 31, 1999, the eight months ended December 31, 1997, and the year ended April 30, 1997, respectively, was zero, $1.90, and $3.84.

8.   Income taxes

The components of the provision (benefit) for income taxes for 1999, 1998, the transition period ended December 31, 1997, and for the year ended April 30, 1997, respectively, are as follows:

                                                        Eight
                                   Years ended       months ended  Year ended
                                   December 31,      December 31,   April 30,
                                 1999       1998         1997         1997
                                 ----       ----         ----         ----
 Current:
   Federal                      $ 1,011    $  196      $(1,528)     $1,284
   State                             91       (58)          65          43
                                 ------    ------       ------      ------
                                  1,102       138       (1,463)      1,327
                                 ------    ------       ------      ------
 Deferred (primarily Federal):
   Current                          421      (543)         288        (205)
   Non-current                   (6,210)   (2,039)       1,661       2,875
                                 ------    ------       ------      ------
                                 (5,789)   (2,582)       1,949       2,670
                                 ------    ------       ------      ------
 Provision (benefit)
  for income taxes              $(4,687)  $(2,444)     $   486      $3,997
                                 ======    ======       ======      ======

The above amounts for 1999 do not include the approximate $1,423 of tax benefits related to the extraordinary charge on refinancing of debt as described in Note 5.


Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred income tax liabilities of the Company are comprised of the following as of:


                                                         December 31,
                                                       1999       1998
                                                      ------     ------
Total deferred tax liabilities, primarily related
 to property basis differences and related effects,
 including accelerated tax depreciation               $20,240    $18,781
                                                       ------     ------
Deferred tax assets attributable to:
  Non-deductible liabilities and reserves               1,299      1,741
  Net operating loss carryovers expiring through
   the year ending December 31, 2018                   19,073     11,385
                                                       ------     ------
Total deferred tax assets                              20,373     13,126
                                                       ------     ------
Net deferred tax (assets) liabilities, net of
 $1,299 and $1,721, respectively, reflected in
 other current assets                                 $  (133)   $ 5,655
                                                       ======     ======

A reconciliation of the provision (benefit) for income taxes to the maximum statutory Federal rate of 35% is as follows for the following periods:

                                                    Eight months
                                    Year ended         ended      Year ended
                                    December 31,     December 31,  April 30,
                                  1999       1998       1997         1997
                                  ----       ----       ----         ----
 Tax at statutory Federal rate   $(4,617)   $(2,357)    $ 526       $3,670
 State income taxes (benefits),
  net of federal tax benefit        (295)      (347)     (143)         195
 Goodwill amortization               101        101        67          101
 Other                               124        159        36           31
                                  ------     ------     -----        -----
                                 $(4,687)   $(2,444)    $ 486       $3,997
                                  ======     ======     =====        =====

During 1999, 1998, the eight months ended December 31, 1997, and the year ended April 30, 1997, the Company made cash payments for income taxes of $105, $317, $1,016, and $3,000, respectively. Of the amount paid during 1998, $200 was claimed as a Federal refund in January 1999. During 1998, the Company received Federal tax refunds totaling $2,097. During the year ended April 30, 1997, the Company claimed Federal tax refunds of $1,871, which were received in May 1997.

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

The Company leases a variety of assets for use in its operations. With respect to operating leases of steel processing equipment and certain real property, the Company has negotiated purchase options that are effective prior to or at the end of the lease term of such operating lease agreements. With respect to the Company's operating lease commitments, net aggregate future lease payments as of December 31, 1999, are payable as follows:

                    2000                       3,937
                    2001                       3,588
                    2002                       3,411
2003 3,336
2004 3,274
                    Thereafter                 3,757
                                             -------
                                             $21,303
                                             =======

The Company is a party to certain severance and employment agreements with its executive officers and other members of senior management, which agreements provide termination and other benefits to such individuals.


10.   Quarterly financial data (unaudited)

Summarized quarterly financial data for the calendar years ended December 31, 1999 and 1998 follows:

                          First      Second       Third     Fourth
                         quarter     quarter     quarter    quarter      Year
                         -------     -------     -------    -------     ------
Net sales:
  1999                   $ 90,377    $ 90,863    $84,199    $84,508    $349,947
  1998                    110,373     104,724     95,646     80,438     391,181

Gross profit:
  1999                      2,147       3,588      5,610      6,387      17,732
  1998                      7,756       7,762      5,156        643      21,317

Net income (loss) before
 extraordinary item:
  1999 (a)                 (3,177)     (3,048)      (946)    (1,332)     (8,503)
  1998                        651         482     (1,103)    (4,321)     (4,291)

Net income (loss):
  1999 (a)(b)              (3,177)     (5,692)      (946)    (1,332)    (11,147)
  1998                        651         482     (1,103)    (4,321)     (4,291)

Earnings (loss) per common
 share (basic and diluted):
  Net income (loss) before
   extraordinary item:
    1999 (a)                 (.36)       (.35)      (.11)      (.15)       (.97)
    1998                      .07         .05       (.13)      (.49)       (.50)
  Net income (loss):
    1999 (a)(b)              (.36)       (.65)      (.11)      (.15)      (1.27)
    1998                      .07         .05       (.13)      (.49)       (.50)

(a) In the fourth quarter, the Company incurred a pre-tax non-recurring loss of $1,720 on the sale of its South Carolina facility as more fully described in Note 2.
(b) In the second quarter, the Company incurred a net of tax extraordinary loss of
$2,644 (or $.30 per common share, basic and diluted) on refinancing of the Company's long-term debt, as more fully described in Note 5.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the eight months ended December 31, 1997, and for the year ended April 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
Information regarding the Company's directors is incorporated herein by reference to the information included under the title "Proposal 1: Election of Directors --Nominees for Directors", "--Information as of March 15, 2000 Regarding the Board's Nominees for Election as Directors at the 2000 Annual Meeting for Terms to Expire at the Annual Meeting in 2003"; and "--Information as of March 15, 2000 Regarding the Directors Who are Not Nominees for Election and Whose Terms Continue Beyond 2000," contained within the Company's 2000 Proxy Statement.

Information regarding the Company's executive officers is contained at the end of Part I of this Annual Report on Form 10-K (General Instruction G) under the heading EXECUTIVE OFFICERS OF THE REGISTRANT, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
Information regarding executive compensation is incorporated herein by reference to the information included under the titles "Proposal 1: Election of Directors --Directors' Fees" contained within the Company's 2000 Proxy Statement; "Executive Compensation --Summary Compensation Table", "- Option/SAR Grants in Last Fiscal Year", "--Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "- Severance and Employment Agreements", and "--Compensation Committee Interlocks and Insider Participation" contained within the Company's 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included under the title "Voting, Voting Securities and Principal Holders Thereof -- Holdings of Management and Principal Shareholders" contained within the Company's 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Information regarding certain relationships and related transactions is incorporated herein by reference to the information included under the title "Certain Transactions" contained within the Company's 2000 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this Report:

      (1) Financial Statements -- The Company's financial statements together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2000, are set forth herein under Item 8.

      (2)   Financial Statement Schedules -- Omitted, not applicable.

      (3) Exhibits -- Exhibits attached are numbered in accordance with the Exhibit Table at Item 601 of Regulation S-K. For a listing of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report, see the Exhibits listed under Exhibit Nos. 10(iii)(A)(1) through 10(iii)(A)(11). The following Exhibits listed in the
Exhibit Index are filed with this Report:

     10(iii)(A)(1): Severance Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and B. D. Hunter

     10(iii)(A)(2): Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Robert J. Marischen

     10(iii)(A)(3): Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Anthony J. Verkruyse

     10(iii)(A)(7): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 2000.

     10(iii)(A)(9): Form of Option Agreement for Awards of Options under Amended and Restated 1993 Incentive Stock Plan.

     10(iii)(A)(10): Description of tax reimbursement arrangement between the Company and Mr. Robert J. Marischen, upon exercise of certain non-qualified stock options.

     23(ii):  Consent of PricewaterhouseCoopers LLP.

     24: Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, Anthony J. Verkruyse, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

     27:  Financial Data Schedule.

(b) Reports on Form 8-K

The Company filed a Form 8-K on October 14, 1999 that incorporated by reference into Item 5, "Other Events", and filed as an exhibit to such Form 8-K, the press release issued by the Company that discussed (i) its earnings for the three and nine months ended September 30, 1999, (ii) certain forward-looking data for the year ending December 31, 1999, and (iii) the appointment of the Company's new Chief Financial Officer.

The Company filed a Form 8-K on December 10, 1999 that incorporated by reference into Item 5, "Other Events", and filed as an exhibit to such Form 8-K, the press release issued by the Company reporting that it had agreed to the sale of its steel processing facility located in South Carolina.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)

Date: March 24, 2000                          By:/s/ Anthony J. Verkruyse
                                                 ------------------------
                                                  Anthony J. Verkruyse,
                                                   Vice President and
                                                   Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. D. Hunter, Robert J. Marischen and Anthony J. Verkruyse, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this report and any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    /s/ B. D. Hunter               Director, Chairman of the    March 24, 2000
---------------------------------   Board and Chief Executive
      B. D. Hunter                  Officer
                                    (Principal Executive Officer)

    /s/ Robert J. Marischen        Director, Vice Chairman of   March 24, 2000
---------------------------------   the Board & President
      Robert J. Marischen

    /s/ Anthony J. Verkruyse       Vice President and Chief     March 24, 2000
---------------------------------   Financial Officer
      Anthony J. Verkruyse          (Principal Financial
                                    and Accounting Officer)

    /s/ Donald E. Brandt           Director                     March 24, 2000
---------------------------------
      Donald E. Brandt

    /s/ James J. Gavin, Jr.        Director                     March 24, 2000
---------------------------------
      James J. Gavin, Jr.

    /s/ Michael M. McCarthy        Director                     March 24, 2000
---------------------------------
      Michael M. McCarthy

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

4(i)(d): Reference is made to Articles III, IV, V, XI, XII, and XIII of the Amended and Restated Bylaws of Huntco Inc., incorporated by reference to
Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended October 31, 1997, filed on December 15, 1997.

4(ii)(a)(1): Loan and Security Agreement dated April 15, 1999, by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors; incorporated by reference to Exhibit 4(ii)(a) of the Company's Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999.

4(ii)(a)(2): Form of Security Agreement dated April 15, 1999, executed by each of Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., in favor of Congress Financial Corporation, executed in connection with the Loan and Security Agreement dated April 15, 1999 by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors; incorporated by reference to Exhibit 4(ii)(b) of the Company's Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999.

4(ii)(b)(1): Lease Agreement dated as of June 1, 1992 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1) of the Company's Registration Statement on Form S-1 (33-62936) and filed on May 19, 1993.

4(ii)(b)(2): First Amendment to Lease Agreement dated as of August 17, 1993 by and between the City of Blytheville, Arkansas and Huntco Steel, Inc., which Lease Agreement represents a capital lease, incorporated herein by reference to Exhibit 10(ii)(D)(1)(ii) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (33-71426) and filed on November 23, 1993.

9:  Omitted - not applicable.

10(iii)(A)(1): Severance Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and B. D. Hunter

10(iii)(A)(2): Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Robert J. Marischen

10(iii)(A)(3): Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Anthony J. Verkruyse

10(iii)(A)(4): Description of Performance Bonus Arrangement for executive officers for the fiscal year ending April 30, 1997, incorporated by reference to Exhibit 10(iii)(A)(5) of the Company's 1996 Annual Report on Form 10-K, filed on July 26, 1996.

10(iii)(A)(5): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1998, incorporated herein by reference to Exhibit 10(iii)(A)(7) of the Company's Form 10-K filed on March 30, 1998.

10(iii)(A)(6): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1999, incorporated herein by reference to Exhibit 10(iii)(A)(5) of the Company's Form 10-K filed on March 29, 1999.

10(iii)(A)(7): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 2000.

10(iii)(A)(8): Huntco Inc. 1993 Incentive Stock Plan, as Amended and Restated in 1996, incorporated herein by reference to Exhibit 10(iii)(A)(2) of the Company's Form 10-Q for the quarter ended July 31, 1996, filed on August 13, 1996.

10(iii)(A)(9): Form of Option Agreement for Awards of Options under the Amended and Restated 1993 Incentive Stock Plan.

10(iii)(A)(10): Description of tax reimbursement arrangement between the Company and Mr. Robert J. Marischen, upon exercise of certain non-qualified stock options.

10(iii)(A)(11): Severance Agreement and Release entered into by and between Huntco Inc. and Terry J. Heinz, dated as of March 8, 1999, incorporated herein by reference to Exhibit 10(iii)(A)(9) of the Company's Form 10-K filed on March 29, 1999.

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