Form 10-Q
period 2000-03-31
HUNTCO INC
filed 2000-05-12
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 2000, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2000 (Unaudited) and December 31, 1999 (Audited)

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and 1999 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999 (Unaudited)

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,  December 31,
                                                        2000         1999
                                                     ----------  -----------
                                                     (unaudited)  (audited)
ASSETS
Current assets:
 Cash                                                 $    900    $    414
 Accounts receivable, net                               43,547      41,835
 Inventories                                            79,459      77,832
 Other current assets                                    2,398       2,380
                                                      --------    --------
                                                       126,304     122,461

Property, plant and equipment, net                     122,055     123,548
Other assets                                            10,498      10,725
                                                      --------    --------
                                                      $258,857    $256,734
                                                      ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 38,009    $ 43,279
 Accrued expenses                                        3,059       2,657
 Current maturities of long-term debt                      205         248
                                                      --------    --------
                                                        41,273      46,184
                                                      --------    --------

Long-term debt                                         111,930     105,470
Deferred income taxes                                    1,166       1,166
                                                      --------    --------
                                                       113,096     106,636
                                                      --------    --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500       4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53          53
   Class B (issued and outstanding, 3,650)                  37          37
 Additional paid-in-capital                             86,530      86,530
 Retained earnings                                      13,368      12,794
                                                      --------    --------
                                                       104,488     103,914
                                                      --------    --------
                                                      $258,857    $256,734
                                                      ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                                     Three Months
                                                    Ended March 31,
                                                   2000         1999
                                                 -------      -------
Net sales                                         $85,860     $90,377

Cost of sales                                      77,792      88,230
                                                 --------     -------
Gross profit                                        8,068       2,147

Selling, general and administrative expenses        4,547       4,789
                                                 --------     -------
Income (loss) from operations                       3,521      (2,642)

Interest, net                                      (2,507)     (2,197)
                                                 --------     -------
Income (loss) before income taxes                   1,014      (4,839)

Provision (benefit) for income taxes                  390      (1,662)
                                                 --------     -------
Net income (loss)                                     624      (3,177)

Preferred dividends                                    50          50
                                                 --------     -------
Net income (loss) available
 for common shareholders                         $    574     $(3,227)
                                                 ========     =======


Earnings (loss) per common share:
  Basic and diluted                                 $ .06       $(.36)
                                                    =====       =====

Weighted average common shares outstanding:
  Basic and diluted                                 8,942       8,942
                                                    =====       =====

    See Accompanying Notes to Condensed Consolidated Financial Statements

</TABLE



                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended March 31,
                                                     2000        1999
                                                   -------     -------

Cash flows from operating activities:
 Net income (loss)                                 $   624     $(3,177)
                                                   -------     -------
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    2,605       2,813
    Decrease (increase) in:
      accounts receivable                           (1,712)     (3,507)
      inventories                                   (1,628)    (18,443)
      other current assets                             (18)         59
      other assets                                    (263)       (176)
    Increase (decrease) in:
      accounts payable                              (5,269)     25,797
      accrued expenses                                 402      (1,819)
    Other                                               (2)        (43)
                                                   -------     -------
        Total adjustments                           (5,885)      4,681
                                                   -------     -------
 Net cash provided (used) by operations             (5,261)      1,504
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net    (619)       (168)
                                                   -------     -------
 Net cash used by investing activities                (619)       (168)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                       6,143        (900)
   Other debt and capital lease obligations            273         (66)
   Dividends                                  								 (50)       (363)
                                                   -------     -------
 Net cash provided (used) by financing activities    6,366      (1,329)
                                                   -------     -------
Net increase in cash                                   486           7

Cash, beginning of period                              414          21
                                                   -------     -------
Cash, end of period                                $   900     $    28
                                                   =======     =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Huntco Inc. and subsidiaries (the "Company") have prepared the condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2000 and 1999, without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within
Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 30, 2000. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the aforementioned Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     March 31,          December 31,
                                       2000                1999
                                     -------            ---------
     Raw materials                   $ 60,778            $ 57,013
     Finished goods                    18,681              20,819
                                     --------            --------
                                     $ 79,459            $ 77,832
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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 2000 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 2000 Outlook" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.


RESULTS OF OPERATIONS

Net sales for the quarter were $85.9 million, a decrease of 5.0% in comparison to net sales of $90.4 million for the three months ended March 31, 1999. The Company attributes the decrease in net sales to a reduction in shipping volume. The Company processed and shipped 263,139 tons of steel in the quarter, a decrease of 20.3% in comparison to the prior year's first quarter. Approximately one-half of this decrease is attributable to volume sold from the Company's former South Carolina facility, which facility was sold in December of 1999. Reduced tolling volume was another major factor in the 2000 first quarter volume decrease. Approximately 21.2% of the tons processed in the first quarter of 2000 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 26.1% in the comparable period of the prior year. Partially offsetting these volume declines were generally rising prices in 2000. Average selling prices for the Company's products increased approximately 9.0% in the 2000 first quarter, in comparison to the 1999 first quarter.

Gross profit expressed as a percentage of net sales was 9.4% for the quarter ended March 31, 2000, which compares to 2.4% for the prior year's first quarter. While the Company benefited from generally rising steel prices in the 2000 first quarter, versus falling prices in the 1999 first quarter, management's commitment to operating its plants with more rapid inventory turns and with a more cost effective overhead structure has also begun to positively impact gross profit margins. Gross profit margins also improved due to improved capacity utilization at the Company's cold rolling operation, which is primarily attributed to initial production and sales under new tolling arrangements that began in March 2000.

Selling, general and administrative ("SG&A") expenses of $4.5 million reflect a decrease of $.2 million over the prior year's first quarter. This decrease is primarily attributable to SG&A costs incurred to operate the Company's former South Carolina facility during the first quarter of 1999. SG&A expenses expressed as a percentage of net sales remained constant at 5.3% during the first quarter of 1999 and 2000.

The Company realized income from operations of $3.5 million in the quarter ended March 31, 2000, which compares to a loss from operations of $2.6 million as reported for the corresponding period of the prior year. This change reflects the factors discussed in the preceding paragraphs, principally the discussion concerning the change in the Company's gross profit.

Net interest expense of $2.5 million and $2.2 million was incurred during the quarters ended March 31, 2000 and 1999, respectively. This increase is primarily attributable to higher interest rates being in effect during the first quarter of 2000 versus the first quarter of 1999, as well as higher average borrowings in the 2000 versus 1999 first quarter.

The effective income tax rate experienced by the Company was 38.5% in the first quarter of 2000. For the first quarter of 1999, the Company reported a 34.3% effective income tax benefit. The higher effective income tax rate is due to the effects of non-deductible expenses incurred by the Company applied to pre-tax income for 2000, versus a pre-tax loss for 1999.

The Company reported net income available for common shareholders for the 2000 first quarter of $.6 million (or $.06 per share both basic and diluted), compared to a net loss for common shareholders of $3.2 million (or $.36 per share both basic and diluted), in the prior year's first quarter. This change reflects the factors discussed in the preceding paragraphs, principally the discussion concerning the change in the Company's gross profit.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $5.3 million of cash from operating activities during the first quarter of 2000, primarily to reduce the Company's accounts payable balance. During the first quarter of 1999, the Company generated $1.5 million cash from operations primarily by increasing its trade accounts payable balance, in conjunction with a substantial increase in its investment in inventories.

The Company's inventories peaked near the end of the first quarter of 1999, and management focused on increasing inventory turns and better managing inventory levels. In order to limit the Company's exposure to rapid inventory price inflationary and deflationary pressures, the Company reduced its steel coil inventory holdings and intends to maintain these lower levels consistent with sound business practice. The Company succeeded in its efforts to reduce its inventory position during 1999, and continues to strive to limit its on-hand inventory position. The Company believes it can successfully operate its business on inventory levels lower than those maintained in early 1999, and believes it can do so through the many supply channels developed over the past few years and adherence to sound inventory management practices.

The Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September. The business activity level of the Company is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends is typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $1.7 million and $3.5 million increases in accounts receivable for the quarters ended March 31, 2000 and 1999, respectively, follow this seasonality.

The Company used relatively limited amounts of funds for capital expenditures during the first quarters of 2000 and 1999, investing $.6 million and $.2 million, respectively.

The Company funded its first quarter 2000 operating and investing activities by way of additional corporate borrowings, primarily on its asset-based revolving credit facility. During the first quarter of 1999, the Company was able to fund a $1.0 million reduction in its long-term debt, as well as its common and preferred dividends, by way of cash generated from operating activities, as discussed above.

Total borrowings under the Company's asset-based revolving credit facility were approximately $111.3 million at March 31, 2000. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability was relatively limited as of March 31, 2000.

The Company has also accessed capital by way of off balance sheet financing arrangements. The Company has entered into various operating leases for steel processing and other equipment at certain of its facilities.

Subsequent to the first quarter 1999 common dividend of $.3 million, the Company suspended the payment of common dividends. Future common dividends may or may not be declared, at the discretion of the Board of Directors, depending on restrictions imposed by the Company's revolving credit agreement, industry conditions, evaluation of the Company's performance and current liquidity situation.

The Company's operations, unused borrowing capacity, and access to additional operating lease financings are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, necessary capital expenditures, and payment of the Series A preferred stock dividends over the next twelve months.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances dictate. The Company, from time-to-time, also explores financing alternatives such as the possibility of issuing additional debt, entering into further operating lease financings, and pursuing strategic alternatives. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.


YEAR 2000 COMPLIANCE

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000, nor with any leap year issues on or after February 29, 2000. Based on operations of the Company in early 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

As of December 31, 1998, the Company spent approximately $.7 million in implementing a new integrated core business system. The Company did not incur any further significant amounts during 1999 or the first quarter of 2000 related to the implementation of its new business system. The Company cannot quantify how much of its costs were directly related to Year 2000 compliance matters.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of March 31, 2000, $111.3 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.6 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk. However, due to the variety of actions that could be taken depending on the circumstances and the different effects that could result based on the action taken, management cannot predict the results of an adverse change in interest rates. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of March 31, 2000, and does not enter into derivative financial instruments for trading purposes.

PART II.    OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on January 28, 2000, which filing discussed under Item 5, Other Events, the Company's earnings for the three and twelve months ended December 31, 1999, as well as providing certain forward-looking data for the fiscal year ending December 31, 2000.

                              **************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUNTCO INC.
                                             (Registrant)


Date: May 12, 2000                        By: /s/ ANTHONY J. VERKRUYSE
                                                 -----------------------
                                                 Anthony J. Verkruyse,
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (on behalf of the
                                                  Registrant and as principal
                                                  financial officer)

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