Form 10-Q
period 2000-06-30
HUNTCO INC
filed 2000-08-14
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2000, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

            Condensed Consolidated Statements of Operations
            Six and Three Months Ended June 30, 2000 and 1999 (Unaudited)

            Condensed Consolidated Statement of Cash Flows
            Six Months Ended June 30, 2000 and 1999 (Unaudited)

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

Item 2.     Changes in Securities and Use of Proceeds

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K




                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                         Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,    December 31,
                                                        2000         1999
                                                     ----------   -----------
                                                     (unaudited)   (audited)
ASSETS
Current assets:
 Cash                                                 $  1,445     $    414
 Accounts receivable, net                               39,161       41,835
 Inventories                                            83,757       77,832
 Other current assets                                    2,241        2,380
                                                      --------     --------
                                                       126,604      122,461

Property, plant and equipment, net                     120,290      123,548
Other assets                                            10,102       10,725
                                                      --------     --------
                                                      $256,996     $256,734
                                                      ========     ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 39,765     $ 43,279
 Accrued expenses                                        2,326        2,657
 Current maturities of long-term debt                      205          248
                                                      --------     --------
                                                        42,296       46,184
                                                      --------     --------

Long-term debt                                         110,664      105,470
Deferred income taxes                                      817        1,166
                                                      --------     --------
                                                       111,481      106,636
                                                      --------     --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500        4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53           53
   Class B (issued and outstanding, 3,650)                  37           37
 Additional paid-in-capital                             86,530       86,530
 Retained earnings                                      12,099       12,794
                                                      --------     --------
                                                       103,219      103,914
                                                      --------     --------
                                                      $256,996     $256,734
                                                      ========     ========

     See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                         Six Months           Three Months
                                        Ended June 30         Ended June 30
                                       2000       1999      2000       1999
                                     -------    -------     -------   -------
Net sales                           $165,282   $181,239    $ 79,421  $ 90,863

Cost of sales                        152,188    175,504      74,396    87,275
                                     -------    -------      ------    ------
Gross profit                          13,094      5,735       5,025     3,588

Selling, general and
 administrative expenses               8,965     10,208       4,418     5,419
                                     -------    -------      ------    ------
Income (loss) from operations          4,129     (4,473)        607    (1,831)

Interest, net                         (5,074)    (5,007)     (2,567)   (2,810)
                                     -------    -------      ------    ------
Loss before income taxes                (945)    (9,480)     (1,960)   (4,641)

Provision (benefit) for income taxes    (351)    (3,255)       (741)   (1,593)
                                     -------    -------      ------    ------
Net loss before
 extraordinary item                     (594)    (6,225)     (1,219)   (3,048)

Extraordinary item, net of tax             -     (2,644)          -    (2,644)
                                     -------    -------      ------    ------
Net loss                                (594)    (8,869)     (1,219)   (5,692)

Preferred dividends                      100        100          50        50
                                     -------    -------      ------    ------
Net loss available
 for common shareholders            $   (694)  $ (8,969)    $(1,269)  $(5,742)
                                     =======    =======      ======    ======

Earnings per common share (basic and diluted):
 Net loss
  before extraordinary item          $  (.08)   $  (.70)    $  (.14)   $ (.34)
 Extraordinary item, net of tax            -       (.30)          -      (.30)
 Net loss                               (.08)     (1.00)       (.14)     (.64)

Weighted average
 common shares outstanding:
  (Basic and diluted)                  8,942      8,942       8,942     8,942

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Six Months
                                                            Ended June 30,
                                                          2000        1999
                                                        -------      -------
Cash flows from operating activities:
 Net loss                                              $   (594)     $(8,869)
                                                        -------      -------
 Adjustments to reconcile net loss
  to net cash (used) by operating activities:
    Depreciation and amortization                         5,212        5,653
    Loss on early extinguishment of debt                      -        4,067
    Decrease (increase) in:
      accounts receivable                                 2,674         (112)
      inventories                                        (5,926)      15,633
      other current assets                                  139          145
      other assets                                          131          219
    Increase (decrease) in:
      accounts payable                                   (3,514)     (28,527)
      accrued expenses                                     (331)        (607)
      non-current deferred taxes                           (349)      (4,212)
    Other                                                  (220)           8
                                                        -------      -------
        Total adjustments                                (2,184)      (7,733)
                                                        -------      -------
 Net cash (used) by operations                           (2,778)     (16,602)
                                                        -------      -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net         (874)        (336)
                                                        -------      -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                            4,926       59,867
   Payments on other debt obligations                      (143)        (442)
 Payments for debt issuance costs                             -       (1,549)
 Retirement of long-term notes                                -      (50,000)
 Debt repurchase premiums                                     -       (3,816)
 Issuance of short-term debt                                  -       13,291
 Dividends                                                 (100)        (413)
                                                        -------      -------
 Net cash provided by financing activities                4,683       16,938
                                                        -------      -------
Net increase in cash                                      1,031            -
Cash, beginning of period                                   414           21
                                                        -------      -------
Cash, end of period                                     $ 1,445      $    21
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the six and three months ended June 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Huntco Inc.
and its subsidiaries (the "Company") without audit.   In the opinion of
management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 30, 2000. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the aforementioned Form 10-K. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     June 30,          December 31,
                                       2000                1999
                                     -------            ---------
     Raw materials                   $ 63,893            $ 57,013
     Finished goods                    19,864              20,819
                                     --------            --------
                                     $ 83,757            $ 77,832
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


RESULTS OF OPERATIONS

Net sales were $79.4 million for the quarter ended June 30, 2000, a decrease of 12.6% in comparison to net sales of $90.9 million for the three months ended June 30, 1999. Net sales for the six months ended June 30, 2000 were $165.3 million, a decrease of 8.8% in comparison to net sales of $181.2 million for the six months ended June 30, 1999. The decrease in net sales for the three and six months ended June 30, 2000 was primarily attributable to the sale of the Company's former South Carolina facility, which sale took place during the 1999 fourth quarter, combined with somewhat lower year-over-year shipping volumes at the Company's continuing operations, especially late in the 2000 second quarter, partially offset by higher average selling prices. The former South Carolina facility contributed $7.4 million and $14.9 million in net sales in the three and six months ended June 30, 1999.

The Company processed and shipped 249,059 and 512,198 tons of steel in the three and six months ended June 30, 2000, a decrease of 8.5% and 10.3%, respectively, in relation to continuing operations for the comparable periods of the prior year (i.e., exclusive of 1999 sales from the South Carolina facility).

Average per ton selling values increased 14.6% and 11.9% during the three and six months ended June 30, 2000, in comparison to prior year levels, reflecting higher prices for hot rolled steel coils charged by the Company's suppliers and the resulting impact upon eventual sales transaction prices.

Approximately 26.7% and 23.9% of the tons processed in the three and six months ended June 30, 2000 represented customer-owned material processed on a per ton, fee basis, versus tolling percentages of 21.1% and 23.7% in the comparable periods of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

The Company's relative increase in toll processing is attributable to efforts to process greater amounts of customer-owned material into cold roll steel products at the Company's Blytheville, Arkansas facility. With respect to continuing efforts in this area, the Company recently revised its toll conversion contract with GalvPro L. P. to a direct steel sale contract. This is for the sale of full hard cold roll products to GalvPro's galvanizing facility located in Jeffersonville, Indiana. The Company had previously contracted with GalvPro to provide 4,000 to 6,000 tons per month of full hard cold roll production to GalvPro on a tolling basis through November 2000, which business began sporadically in the first half of 2000. This supply arrangement has been extended for an additional twelve-month period beginning in December 2000 on a direct sales basis, with volumes expected to range from 6,000 to 9,000 tons per month as this contractual relationship matures, with pricing for such business established quarterly.

Gross profit expressed as a percentage of net sales was 6.3% and 7.9% for the three and six months ended June 30, 2000, which compares to 3.9% and 3.2% for the comparable periods of 1999, respectively. The higher year-over-year gross profit margins reflect the negative impact of steel selling price declines in the first half of 1999, especially in cold rolled steel products. The lower gross profit margin realized in the quarter ended June 30, 2000, versus that realized year-to-date, is due to falling prices for hot rolled products and weaker demand across all product lines, especially during the month of June 2000, as customers appear to be liquidating inventory positions. Demand for cold rolled steel was also negatively impacted during the second quarter with the decision of the International Trade Commission not to follow the Commerce Department's preliminary finding to impose duties on the import of cold rolled steel coils from twelve different countries. Without the continuing concern that cold rolled steel products would be difficult to obtain, the ruling appears to have prompted customers to reduce safety stock positions of such cold rolled steel inventory. The Company anticipates such inventory corrections will continue into the third quarter, which is expected to reduce the demand for the Company's products during this time period. These pressures on operating margins have continued into the third quarter of 2000, with the seasonal effect of summer slow downs further dampening demand.

Selling, general and administrative ("SG&A") expenses of $4.4 million and $9.0 million for the three and six months ended June 30, 2000, reflect decreases of $1.0 million and $1.2 million over the comparable periods of the prior year. These decreases are primarily attributable to the elimination of SG&A costs incurred to operate the Company's former South Carolina facility during the six months ended June 30, 1999. SG&A expenses, when expressed as a percentage of net sales, decreased from 6.0% and 5.6% during the three and six months ended June 30, 1999, to 5.6% and 5.4% of net sales during the three and six months ended June 30, 2000, as the Company is concentrating efforts at reducing its overhead.

The Company generated income from operations of $.6 million and $4.1 million during the three and six months ended June 30, 2000, which compares to a loss from operations of $1.8 million and $4.5 million as reported for the corresponding periods of the prior year. These improvements reflect the factors discussed in the preceding paragraphs. In addition, during the 1999 third quarter, the Company disposed of its metal stamping business conducted at its Blytheville facility. The Company incurred operating losses of $.7 million and $1.0 million in its stamping operations during the three and six months ended June 30, 1999.

Net interest expense of $2.6 million and $5.1 million was incurred during the three and six months ended June 30, 2000, versus $2.8 million and $5.0 million for the comparable periods of the prior year. The decrease in the three months ended June 30, 2000 versus the comparable period in 1999 is attributable to lower levels of corporate borrowings during 2000, partially offset by higher interest rates during 2000. The Company's borrowings were higher in the quarter ended June 30, 1999 versus 2000, in support of higher inventory levels and financing associated with operating the Company's former South Carolina facility during 1999. The increase for the six months ended June 30, 2000 versus the comparable period in 1999 is due to higher average interest rates charged during 2000 on the Company's average outstanding debt obligations during 2000 versus 1999. The Company did not capitalize any interest for the first six months of 1999 or 2000.

The effective income tax benefit rates experienced by the Company were 37.8% and 37.1% during the three and six months ended June 30, 2000, which rates increased from the 34.3% effective income tax rates recognized during the comparable periods of the prior year. The lower effective income tax benefit rates recognized during the prior year reflects the lower benefit associated with higher losses incurred by the Company during 1999.

The Company incurred a $2.6 million extraordinary charge, net of income tax benefits of approximately $1.4 million related to the early retirement of its primary long-term debt obligations on April 15, 1999.

The Company reported a net loss available for common shareholders for the 2000 second quarter of $1.3 million ($.14 per share both basic and diluted), which compares to a net loss for common shareholders for the 1999 second quarter of $5.7 million ($.64 per share both basic and diluted), which included the extraordinary charge of $2.6 million ($.30 per share both basic and diluted) referred to above. These changes reflect the factors discussed in the preceding paragraphs.

The Company reported a net loss available for common shareholders for the six months ended June 30, 2000 of $.7 million ($.08 per share both basic and diluted), which compares to a net loss of $9.0 million for the six months ended June 30, 1999 ($1.00 per share both basic and diluted), which includes the extraordinary charge referred to above. These changes reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $3.0 million and $16.6 million of cash from operating activities during the six months ended June 30, 2000 and 1999, respectively. During 2000, cash was used in operations to reduce accounts payable and in support of slightly higher inventory levels, given the slower business activity experienced by the Company near the end of the second quarter of 2000. The Company is reacting to such slower business activity by way of adjusting its purchasing pattern for the balance of 2000 towards increasing inventory turns and reducing overall inventory levels by approximately 20% by the end of the year. During 1999, the Company's use of cash from operations was driven by a $28.5 million reduction in trade accounts payable, partially offset by a $15.6 million reduction in inventory. The Company's inventories peaked near the end of the first quarter of 1999, and management focused on increasing inventory turns and better managing inventory levels. The Company's investment in accounts receivable decreased by $2.7 million for the first half of 2000, versus an increase of $.1 million for the six months ended June 30, 1999. The current year decrease is primarily due to a reduction in shipping volumes late in the second quarter.

The Company used relatively limited amounts of funds for capital expenditures during the six months ended June 30, 2000 and 1999, investing $.9 million and $.3 million, respectively.

The Company funded its operating and investing activities for the six months ended June 30, 2000 and 1999 by way of corporate borrowings, primarily on its asset-based revolving credit facility which was entered into on April 15, 1999. During 1999, the Company incurred a prepayment penalty of approximately $3.8 million to retire its former long-term debt obligations. The Company also incurred approximately $1.5 million in costs to enter into the asset-based revolving credit facility during 1999.

Total borrowings under the Company's asset-based revolving credit facility were approximately $110.1 million at June 30, 2000. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability was relatively limited as of June 30, 2000.

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

The Company's operations, including its effort to reduce the amount of working capital necessary to support its ongoing sales activities, unused borrowing capacity, and access to additional operating lease financings are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, necessary capital expenditures, and payment of the Series A preferred stock dividends over the next twelve months.

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




Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of June 30, 2000, $110.1 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.6 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk. However, due to the variety of actions that could be taken depending on the circumstances and the different effects that could result based on the action taken, management cannot predict the results of an adverse change in interest rates. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of June 30, 2000, and does not enter into derivative financial instruments for trading purposes.


PART II.    OTHER INFORMATION
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds
-----------------------------------------------------

Under the terms of the Company's revolving credit agreement, the Company's ability to declare common dividends is subject to the current liquidity situation of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on May 4, 2000.

     (b) The following directors were elected to serve terms of three years, with such terms to expire in 2003: Donald E. Brandt and Michael M. McCarthy. The remaining directors include James J. Gavin, Jr., whose term expires in 2001; and B. D. Hunter and Robert J. Marischen, whose terms expire in 2002.

     (c) With respect to the vote for directors, Messrs. Brandt and McCarthy received 41,591,517 and 41,591,717 votes, respectively, in favor of election, with 27,701 and 27,501 votes withheld. Brokers were permitted to vote on the election of directors in the absence of instructions from street name holders; broker non-votes did not occur in this matter.

     (d)    Not applicable.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on April 12, 2000, which filing discussed under
Item 5, "Other Events", the Company's earnings for the three months ended March 31, 2000, and provided certain forward-looking data for the year ending December 31, 2000.

                            ******************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: August 14, 2000                          By: /s/ ANTHONY J. VERKRUYSE
                                                 -----------------------
                                                 Anthony J. Verkruyse,
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (on behalf of the
                                                  Registrant and as principal
                                                  financial officer)

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