Form 10-Q
period 2000-09-30
HUNTCO INC
filed 2000-11-14
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 2000, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.

                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

            Condensed Consolidated Statements of Operations
            Nine and Three Months Ended September 30, 2000 and 1999
            (Unaudited)

            Condensed Consolidated Statement of Cash Flows
            Nine Months Ended September 30, 2000 and 1999 (Unaudited)

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K




                         PART I. FINANCIAL INFORMATION
                      -----------------------------------
                         Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,   December 31,
                                                      2000           1999
                                                   ----------     -----------
                                                   (unaudited)     (audited)
ASSETS
Current assets:
 Cash                                               $  1,140       $    414
 Accounts receivable, net                             33,408         41,835
 Inventories                                          70,447         77,832
 Other current assets                                  2,010          2,380
                                                    --------       --------
                                                     107,005        122,461

Property, plant and equipment, net                   118,803        123,548
Other assets                                          10,998         10,725
                                                    --------       --------
                                                    $236,806       $256,734
                                                    ========       ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $ 30,618       $ 43,279
 Accrued expenses                                      2,558          2,657
 Current maturities of long-term debt                    205            248
                                                    --------       --------
                                                      33,381         46,184
                                                    --------       --------

Long-term debt                                       104,187        105,470
Deferred income taxes                                   -             1,166
                                                    --------       --------
                                                     104,187        106,636
                                                    --------       --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)      4,500          4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                53             53
   Class B (issued and outstanding, 3,650)                37             37
 Additional paid-in-capital                           86,530         86,530
 Retained earnings                                     8,118         12,794
                                                    --------       --------
                                                      99,238        103,914
                                                    --------       --------
                                                    $236,806       $256,734
                                                    ========       ========

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                        Nine Months           Three Months
                                     Ended September 30    Ended September 30
                                       2000       1999       2000       1999
                                     -------    -------     -------    ------
Net sales                           $231,595   $265,439     $66,313   $84,199

Cost of sales                        217,890    254,094      65,702    78,589
                                     -------    -------      ------    ------
Gross profit                          13,705     11,345         611     5,610

Selling, general and
 administrative expenses              13,063     14,786       4,098     4,578
                                     -------    -------      ------    ------
Income (loss) from operations            642     (3,441)     (3,487)    1,032

Interest, net                         (7,566)    (7,503)     (2,492)   (2,496)
                                     -------    -------      ------    ------
Loss before income taxes              (6,924)   (10,944)     (5,979)   (1,464)

Benefit for income taxes              (2,400)    (3,772)     (2,049)     (517)
                                     -------    -------      ------    ------
Net loss before extraordinary item    (4,524)    (7,172)     (3,930)     (947)

Extraordinary item, net of tax           -       (2,644)        -         -
                                     -------    -------      ------    ------
Net loss                              (4,524)    (9,816)     (3,930)     (947)

Preferred dividends                      150        150          50        50
                                     -------    -------      ------    ------
Net loss for common shareholders    $ (4,674)  $ (9,966)    $(3,980)  $  (997)
                                     =======    =======      ======    ======

Loss per common share
 (basic and diluted):
  Net loss before extraordinary item  $ (.52)    $ (.81)     $ (.45)   $ (.11)
  Extraordinary item, net of tax          -        (.30)         -         -
                                       -----      -----       -----     -----
 Net loss                             $ (.52)    $(1.11)     $ (.45)   $ (.11)
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
                                       =====      =====       =====     =====

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited, in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                          2000        1999
                                                        -------      -------
Cash flows from operating activities:
 Net loss                                              $ (4,524)     $(9,816)
                                                        -------      -------
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:

    Depreciation and amortization                         7,827        8,573
    Deferred income taxes                                (2,397)      (4,793)
    Loss on early extinguishment of debt                    -          4,067
    Decrease (increase) in:
      accounts receivable                                 8,427        1,820
      inventories                                         7,385       22,681
      other current assets                                  370          431
      other assets                                          212          242
    Increase (decrease) in:
      accounts payable                                  (12,661)     (22,336)
      accrued expenses                                      (99)        (955)
    Other                                                  (221)         (34)
                                                        -------      -------
        Total adjustments                                 8,843        9,696
                                                        -------      -------
 Net cash provided (used) by operations                   4,319         (120)
                                                        -------      -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment            (2,013)        (717)
 Proceeds from sale of property, plant and equipment        264          661
                                                        -------      -------
 Net cash (used) by investing activities                 (1,749)         (56)
                                                        -------      -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                           (1,480)      46,918
   Other debt obligations                                  (214)        (652)
   Issuance of short-term debt                              -          9,791
   Retirement of long-term notes                            -        (50,000)
 Debt repurchase premiums                                   -         (3,816)
 Payments for debt issuance costs                           -         (1,604)
 Dividends                                                 (150)        (463)
                                                        -------      -------
 Net cash provided (used) by financing activities        (1,844)         174
                                                        -------      -------
Net increase (decrease) in cash                             726           (2)
Cash, beginning of period                                   414           21
                                                        -------      -------
Cash, end of period                                     $ 1,140      $    19
                                                        =======      =======

    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the nine and three months ended September 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Huntco Inc. and its subsidiaries (the "Company") without audit.
In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2000, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on March 30, 2000. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the aforementioned Form 10-K. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                   September 30,       December 31,
                                       2000                1999
                                     -------            ---------
     Raw materials                   $ 52,651            $ 57,013
     Finished goods                    17,796              20,819
                                     --------            --------
                                     $ 70,447            $ 77,832
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for the balance of 2000 and early 2001, and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Risk Factors - 2000 Outlook" included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.


RESULTS OF OPERATIONS

Net sales for the third quarter of 2000 were $66.3 million, a decrease of 21.2% in comparison to net sales of $84.2 million for the three months ended September 30, 1999. Net sales for the nine months ended September 30, 2000 were $231.6 million, a decrease of 12.8% in comparison to net sales of $265.4 million for the nine months ended September 30, 1999.

The decrease in net sales for the three and nine months ended September 30, 2000 was primarily attributable to the sale of the Company's former South Carolina facility, which sale took place during the 1999 fourth quarter, combined with somewhat lower year-over-year shipping volumes at the Company's remaining operations, especially late in the 2000 second quarter and throughout the 2000 third quarter. The former South Carolina facility contributed $8.0 million and $22.9 million in net sales in the three and nine months ended September 30, 1999.

The Company processed and shipped 235,533 and 747,731 tons of steel in the three and nine months ended September 30, 2000, a decrease of 6.3% and 9.1%, respectively, in relation to remaining operations for the comparable periods of the prior year (i.e., exclusive of 1999 sales from the South Carolina facility).

Average per ton selling values increased 9.0% and 11.0% during the three and nine months ended September 30, 2000, in comparison to prior year levels. These increases reflect generally higher 2000 versus 1999 prices for hot rolled steel coils charged by the Company's suppliers and the resulting impact upon eventual sales transaction prices, despite the current year downturn in hot rolled steel prices that began in the second quarter of 2000 and has continued into the fourth quarter, that are negatively impacting the Company and others in the steel industry.

Approximately 31.7% and 26.3% of the tons processed in the three and nine months ended September 30, 2000 represented customer-owned material processed on a per ton, fee basis, versus tolling percentages of 24.8% and 24.0% in the comparable periods of the prior year. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory.

The Company's relative increase in toll processing is attributable to efforts to process greater amounts of customer-owned material into cold roll steel at the Company's Blytheville, Arkansas facility. However, certain of the cold rolled tolling business the Company undertook during 2000 is scheduled to convert to a direct sales basis beginning in December 2000.

Gross profit expressed as a percentage of net sales was .9% and 5.9% for the three and nine months ended September 30, 2000, which compares to 6.7% and 4.3% for the comparable periods of 1999, respectively. The lower gross profit margin realized in the quarter ended September 30, 2000, versus that realized year-to-date, is due to falling prices and weaker demand across all product lines, which weakness began in the second quarter of 2000 and has continued into the fourth quarter. Hot band prices have declined by over 30% since early summer. The combination of interest rate hikes, higher energy costs, the seasonal effect of summer manufacturing slowdowns, and higher import levels encouraged by the decision of the International Trade Commission not to follow the Commerce Department's preliminary finding to impose duties on the import of cold rolled steel coils from twelve different countries, has influenced the producing mills to lower their hot band prices to attract demand. However, the lower hot band prices appear to have had little impact in encouraging steel purchases. Rather, the prospect of lower prices in the market and the apparent sufficient quantity of steel inventory in the distribution channels have prompted distributors, processors (such as the Company), and the Company's customers to reduce inventory positions in the face of such rapidly falling prices. These operating margin pressures continued through the 2000 third quarter and into the fourth quarter.

The lower quarter-over-quarter gross profit percentage is further attributable to the above-mentioned decline in industry-wide steel pricing, versus stabilization of market prices in the third quarter of 1999. The higher year-over-year gross profit percentage reflects favorable steel pricing during the first half of 2000 versus the devastating impact that steel selling price declines had on the Company in early 1999, especially in cold rolled steel product pricing and volumes.

Selling, general and administrative ("SG&A") expenses of $4.1 million for the quarter ended September 30, 2000 decreased $.5 million from 1999 levels, while nine month year-to-date SG&A expenses decreased $1.7 million to $13.1 million when comparing 1999 to 2000. These decreases are primarily attributable to the elimination of SG&A costs incurred to operate the Company's former South Carolina facility. SG&A expenses as a percentage of net sales increased from 5.4% to 6.2% when comparing the three months ended September 30, 1999 and 2000, while the percentage remained constant at 5.6% for the nine months ended September 30, 1999 and 2000. The quarter-over-quarter increase is due to the issues discussed above, and the fact that a good portion of these expenses are fixed and do not decline with a drop in selling prices or volumes.

The Company incurred a loss from operations of $3.5 million for the third quarter of 2000, a decrease of $4.5 million from prior year third quarter results. This change is the result of the factors discussed in the preceding paragraphs. The Company reported income from operations of $.6 million during the nine months ended September 30, 2000, which compares to a loss from operations of $3.4 million for the corresponding period of the prior year. This improvement reflects the factors discussed in the preceding paragraphs.

Net interest expense of $2.5 million and $7.6 million was incurred during the three and nine months ended September 30, 2000, versus $2.5 million and $7.5 million for the comparable periods of the prior year. Higher 2000 versus 1999 interest rates have been offset by lower average corporate borrowings during 2000 versus 1999. The Company has not capitalized any interest costs during 1999 or 2000.

The effective income tax rates experienced by the Company before extraordinary charges were 34.3% and 34.7% during the three and nine months ended September 30, 2000, versus rates of 35.3% and 34.5% effective income tax rates recognized during the comparable periods of the prior year.

The Company reported a net loss for common shareholders for the 2000 third quarter of $4.0 million ($.45 per share both basic and diluted), which compares to a net loss for common shareholders of $1.0 million ($.11 per share both basic and diluted) in the prior year's third quarter. The Company reported a net loss for common shareholders for the nine months ended September 30, 2000 of $4.7 million ($.52 per share both basic and diluted), which compares to a net loss for common shareholders of $10.0 million ($1.11 per share both basic and diluted), which included a net of tax extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred in connection with the early retirement of the Company's previously outstanding long term debt agreements on April 15, 1999. The net loss before extraordinary charges for common shareholders was $7.3 million for the nine months ended September 30, 1999 ($.81 per share both basic and diluted).
These changes reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

Notwithstanding the negative impact on the Company's operating results from the dramatic decrease in steel prices which occurred in the 2000 third quarter and the related slowdown in business activity levels, the Company was able to reduce the level of its long-term debt obligations by $6.5 million during the third quarter and to reduce the level of its trade obligations by $9.1 million from balances at June 30, 2000. This was primarily accomplished through improved working capital management. Net cash provided by operations during the third quarter totaled $7.1 million. The Company expects to realize further reductions in its investment in inventories of approximately $20.0 million during the fourth quarter, helping to produce positive cash flow from operations.

The Company's operating activities generated $4.3 million of cash during the nine months ended September 30, 2000, while the Company used $.1 million of cash during the comparable period of 1999. During the first nine months of 2000, operating results before non-cash charges for depreciation and amortization, as well as inventory and accounts receivable reductions helped to generate operating cash flow, which amounts were offset somewhat by a reduction in accounts payable. Slower business activity was experienced by the Company near the end of the second quarter and during the duration of the third quarter of 2000. The Company reacted to this slower business activity by adjusting its purchasing pattern for the balance of 2000 towards increasing inventory turns with the goal of reducing overall inventory levels by approximately 20% by the end of the year. The Company's investment in accounts receivable decreased by $8.4 million for the first nine months of 2000, versus a decrease of $1.8 million for the nine months ended June 30, 1999. The current year decrease is primarily due to a reduction in shipping volumes late in the second quarter and into the third quarter of 2000.

The Company used relatively limited amounts of funds for capital expenditures during the nine months ended September 30, 2000 and 1999, investing $2.0 million and $.7 million, respectively.

The Company used $1.8 million of its operating cash flow to fund financing activities during the nine months ended September 30, 2000, primarily for the reduction of borrowings on its revolving credit facility. For the comparable period of 1999, the Company generated $.2 million from financing activities, which activities included the refinancing of the Company's long-term debt arrangements. The Company incurred a $3.8 million prepayment penalty on April 15, 1999 to retire its former long-term debt obligations, as well as $1.6 million in costs to enter into its new asset-based revolving credit facility.

Total borrowings under the Company's asset-based revolving credit facility were approximately $103.7 million at September 30, 2000. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement. The Company has operated during 2000 with only a limited amount of unused borrowing capacity under the revolving credit facility.

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

The Company's operations, including its effort to reduce the amount of working capital necessary to support its ongoing sales activities, unused borrowing capacity, and access to additional operating lease financings are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, and necessary capital expenditures over the next twelve months. The Company also announced on October 23, 2000, that it has retained Chase Securities, Inc. to act as its financial advisor in responding to inquiries concerning a potential sale or partnership relating to its cold rolling operations, which transaction could also generate further liquidity for the Company's remaining operations. At present, the Company would expect that a decision concerning its cold rolling operations would be made sometime before the end of the first quarter of 2001.

The Company maintains the flexibility to issue additional equity in the form of Class A common stock or additional series of preferred stock junior to the Series A preferred stock if and when market circumstances dictate. The Company, from time-to-time, also explores financing alternatives in the form of additional debt issuances, entering into further operating lease financings, and pursuing strategic alternatives such as the possibility of the sale or joint venture of its cold rolling operations as discussed in the preceding paragraph. The Company also continues to evaluate its business with the intent to streamline operations, improve productivity and reduce costs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of September 30, 2000, approximately $103.7 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's quarterly interest expense would increase by over $.1 million. In the event of an adverse change in interest rates, management would likely take actions to mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of September 30, 2000, and does not enter into derivative financial instruments for trading purposes.


PART II.    OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on August 8, 2000, which filing discussed under
Item 5, Other Events, the Company's Class A common stock trading activity and provided certain forward-looking data for the fiscal year ending December 31, 2000.

                            ******************


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)


Date: November 14, 2000                       By: /s/ ANTHONY J. VERKRUYSE
                                                  ------------------------
                                                  Anthony J. Verkruyse,
                                                   Vice President &
                                                   Chief Financial Officer
								   (on behalf of the
                                                   Registrant and as principal
                                                   financial officer)

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