Form 10-K
period 2000-12-31
HUNTCO INC
filed 2001-06-18
CIK 905722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-K


[x] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                 For the fiscal year ended December 31, 2000

                       Commission File Number: 1-13600

                                HUNTCO INC.
           (Exact name of registrant as specified in its charter)

           MISSOURI                                            43-1643751
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

14323 SOUTH OUTER FORTY, SUITE 600N, TOWN & COUNTRY, MISSOURI     63017
     (Address of principal executive offices)                   (Zip Code)

                               (314) 878-0155
              (Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

CLASS A COMMON STOCK,
   $0.01 PAR VALUE     	                   NEW YORK STOCK EXCHANGE
 (Title of class)   		   (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:      NONE

          			     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting common stock held by non-affiliates of the Registrant at May 10, 2001 was $4,398,955 (computed by reference to the closing price of the registrant's Class A common stock, as quoted by the New York Stock Exchange, Inc. on such date). All of the Company's Class B common stock, which is the only other voting common stock of the Company, is held by affiliates of the Company.

As of May 10, 2001, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.


PART I

ITEM 1.  BUSINESS

BACKGROUND

Huntco Inc. ("Huntco" or "the Company"), a Missouri corporation incorporated in 1993, indirectly holds the common stock of Huntco Steel, Inc., a Delaware corporation ("Huntco Steel") and Midwest Products, Inc., a Missouri corporation ("Midwest"). The Company, through Huntco Steel, is a major intermediate steel processor, specializing in the processing of flat rolled carbon steel to specified close tolerances. Through Midwest, the Company is a leading manufacturer of (i) portable compressed air vessels for sale through mass merchandisers and to manufacturers of air compressors, and (ii) compressed air cylinders for use in tractor-trailer brake systems.

The Company's products are delivered from facilities in Arkansas, Illinois, Kentucky, Missouri, Oklahoma, Tennessee, and Texas to approximately 1,500 customers located primarily in the midwestern and southern regions of the United States. The strategic location of the Company's steel processing plants, with access to major suppliers via the inland waterway system, allows the Company to take delivery of raw materials by barge, in addition to rail and truck, thereby minimizing inbound transportation costs. The Company's primary processed products include hot rolled, hot rolled pickled and oiled, hot rolled tempered and cold rolled steel, which is cut-to-length into sheets, plates, or custom blanks; or slit. In the case of tempered products, the Company may also sell master coils. Up until June 2001, the Company also produced pickled and oiled and cold rolled products, which it sold as master coils.

RECENT DEVELOPMENTS

Market for common shares:

The New York Stock Exchange ("NYSE") suspended trading in the shares of Class A common stock of the Company on June 13, 2001, citing that the Company has not met the NYSE's continued listing criteria, in that its total market capitalization has been less than $15.0 million over an extended period of time. The NYSE has informed the Company that it intends to file an application with the Securities and Exchange Commission (the "SEC") required to obtain the SEC's approval to delist the Class A common stock with the NYSE. Even though delisted with the NYSE, the Class A common stock will continue to be registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends to file with the SEC all reports required under the Exchange Act.

Prior to entering into the Enron Transactions discussed below, the Company submitted a business plan to the NYSE's Listings and Compliance Committee for returning the Company to compliance with the NYSE's continued listing criteria no later than June 7, 2002. On March 24, 2001, the NYSE accepted the Company's plan, and began monitoring the Company's progress towards complying with its continued listing criteria, retaining the discretion to initiate suspension or delisting procedures with respect to a company that is not in compliance with its standards, including those that are subject to a previously-approved listing standards compliance plan.

The NYSE requires that a $15.0 million market capitalization be maintained if a company has at least $50.0 million of total shareholders' equity. The NYSE further requires that if a company's total shareholders' equity is less than $50.0 million, then it must maintain a market capitalization of at least $50.0 million. In light of the Enron Transactions described below and the asset impairment charge taken during 2000, the Company's total shareholders' equity fell below $50.0 million. As a result, the Company would have been required to attain a $50.0 million market capitalization, rather than a $15.0 million market capitalization, in order to continue its NYSE listing. The Company's 30-day average market capitalization has been under $15.0 million since the fourth quarter of 2000, which fact resulted in the suspension. The Company expects that the SEC will accept the application to permanently delist the Class A common stock from the NYSE.

As of June 13, 2001, the Company was assigned a new stock trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock are available in the Pink Sheets Electronic Quotation Service. The Company also plans to pursue quotation of its shares of Class A common stock by the OTC Bulletin Board once it has filed this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Enron Transactions:

In June 2001, the Company entered into a series of transactions with Enron North America Corp. ("ENA"), EBF LLC ("EBF"), in which ENA is a member, and Enron Industrial Markets LLC ("EIM")(hereinafter ENA and EIM are collectively referred to as "Enron"). Following is a brief discussion of these different transactions:

     Sale of cold rolling and pickling assets:

The Company sold its cold rolling and coil pickling operations to EBF in June 2001, and used the net sale proceeds to reduce its long-term debt, and to retire certain lease commitment obligations associated with operating leased equipment used in the operations sold. With this transaction, the Company no longer is in the business of producing cold rolled steel coils for its own account. The Company did retain ownership of its original coil pickling line in Blytheville, Arkansas, and is exploring opportunities to either redeploy or sell this asset.

     Operation and maintenance of cold rolling and coil pickling assets:

In conjunction with the sale of the cold rolling and coil pickling assets, the Company further contracted to provide EBF with ongoing operating and maintenance assistance for these assets on a cost-plus reimbursement basis.
As a result, the Company will continue to employ personnel to operate the assets sold to EBF in accordance with EBF's instructions, and as otherwise called for in the contractual arrangement. Under the Operation and Maintenance Agreement (the "O&M agreement"), the Company will provide production, maintenance, and administrative services to EBF for a variable fee, depending upon production levels, along with various production and yield incentives. The Company is also subject to penalties not to exceed the amount of the variable fees and incentives due from EBF for not achieving certain production and yield goals. The O&M agreement is for an initial three-year term, with renewal options and provisions for earlier termination at EBF's option. The Company also expects to have the ability to procure pickled and cold rolled steel coil products on a competitive basis in support of the flat rolled processing business of its other facilities stemming from its involvement with EBF in connection with the O&M agreement.

     Inventory supply and price risk management agreement:

The Company entered into a fifteen-year inventory supply and price risk management agreement (the "Enron inventory agreements"), under which Enron will provide inventory to the Company for its use at then current market rates as defined in the agreement. This arrangement will result in steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale.

To promptly respond to customer orders for its products, the Company has traditionally maintained a substantial inventory of steel coils in stock and on order. Prior to implementing the Enron inventory agreements, the Company's commitments for steel purchases were generally at prevailing market prices in effect at the time the Company placed its orders, which for imported material could be up to six to nine months prior to receipt at one of the Company's facilities. While the Company will continue to procure its steel coil products through its current supply channels, the Enron inventory agreements will allow the Company to generally acquire its inbound steel coil purchases from Enron at prevailing market prices at the time of processing and sale. As a result, the Company expects to be less susceptible to the negative effects of future steel coil price fluctuations. As prevailing market prices rise, causing the Company to pay more for steel purchases from Enron, it expects that it will be able to pass along such increases to its traditional spot market customer base. Conversely, as prevailing market prices decline, the Company's customers typically demand lower selling prices. Under the Enron inventory agreements, the Company expects to better maintain its margins in such a declining market environment due to the expected decline in the price at which it will acquire its steel coil requirements from Enron at the time of processing the customer's order.

The Enron inventory agreements are also expected to improve the Company's liquidity. The Company's revolving credit agreement provides for borrowings of up to 65% of the value of the Company's inventories. Future purchases pursuant to the Enron inventory agreements will effectively provide the liquidity equivalent of an approximate 85% advance rate against the value of the Company's steel coil purchase needs. After full implementation of the Enron inventory agreements, the Company also expects to be able to reduce its average inventory holding periods from historical levels of 75-120 days to less than 30 days. Reference should be made to the caption "Implementation of inventory management agreements" found under the "Business Risk Factors" section of this Item 1 "Business," for a discussion of why actual results may differ materially from the forward-looking statements contained in these paragraphs.

     Newly issued $10.0 million debt to Enron:

The Company obtained a new $10.0 million five-year term loan from Enron, which is generally secured by all of the assets of the Company, the security interests of Enron being subordinate to those of the Company's lender under its asset-based revolving credit agreement.

     Issuance of common stock warrants:

The Company issued Enron a warrant for the issuance of up to 1.0 million shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant with a strike price of $1.45 per Class A common share.


INDUSTRY OVERVIEW

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

Primary steel producers historically have emphasized the sale of steel to large volume purchasers, and generally have viewed intermediate steel processors as an integral part of their customer base. Furthermore, end product manufacturers, service centers and distributors seek to purchase steel on shorter lead times and with more frequent and reliable deliveries than normally can be provided by the primary producers. Most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to process steel for use in their own operations. These industry forces have created a market in which the success of an intermediate steel processor is based upon its ability to procure, process and deliver steel to the end user in a more efficient and cost effective manner than the end user could achieve in dealing directly with the primary producer of the steel or with another intermediate steel processor.

PRODUCTS AND PROCESSING SERVICES

The Company maintains a substantial inventory of flat rolled steel coils.
This steel is in the form of a continuous sheet, typically 36 to 84 inches wide, between .015 and .500 inches thick, and rolled into 10 to 30-ton coils.
 Because of the size and weight of these coils and the equipment required to move and process them into smaller sizes, such coils do not meet the requirements, without further processing, of a majority of the Company's customers. By purchasing various kinds of steel in large quantities and at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive price for the quality purchased.

Customer orders are entered in a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield by combining customer orders for processing to use each purchased coil to the fullest extent practicable.

The Company uses techniques such as tempering, cutting-to-length, slitting, and blanking to process steel to specified lengths, widths and shapes pursuant to specific customer orders. Tempering reduces the thickness of the steel by passing it through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Cutting-to-length involves cutting steel along the width of the coil. Slitting involves cutting steel to specified widths along the length of the coil. Blanking cuts the steel into close tolerance, specific shapes. Shape correction improves the physical appearance of the steel by removing edge wave, center buckle, crown or camber from the steel by a process known as elongation, which includes equalizing and tension leveling, and which achieves shape correction by stretching the fibers of the steel.

Until June 2001, the Company also operated cold rolling, annealing, light gauge tempering and pickling assets. See the discussion found under the "Blytheville, Arkansas-cold rolling and pickling operations" heading within the "Review of Operations" caption of this "Item 1-Business" portion of Form 10-K concerning the Company's sale of these assets in June 2001. Cold rolling and tempering reduce the thickness of the steel by passing the steel through pressure reduction rolls, which also improves the surface characteristics of the steel being processed. Annealing involves heating the steel to soften it for further finishing after it has been cold reduced. Pickling cleans the mill scale from the steel by subjecting the steel to a series of hydrochloric acid baths. A portion of the steel that the Company pickled served as feedstock for the cold rolling mill.

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

REVIEW OF OPERATIONS

The Company is intent on maintaining and fine tuning an efficient, responsive and low cost operating structure in order to service its diverse customer base. Following is a discussion of its operations at its various facilities:

Huntco Steel:

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

     Catoosa, Oklahoma:

Located at the Port of Catoosa, near Tulsa, Oklahoma, the Catoosa facility is situated on the western edge of the inland waterway system on the Arkansas River. This facility opened in 1978, and houses a heavy gauge, cut-to-length line that was purchased in 1985, which line was upgraded in the second quarter of 2001 with the installation of a new heavy gauge plate leveler. An early 1996 expansion included the addition of a cut-to-length line to process cold rolled and pickled and oiled steel, as well as a doubling of the physical plant to allow for inside coil storage. The facility processes coils into sheets and plates, primarily for heavy equipment manufacturers, manufacturers of tanks for petroleum products and for wet and dry bulk storage, construction and metal building companies.

     Pasadena, Texas:

Located on a 20-acre tract of land on the shipping channel in Pasadena, Texas, near Houston, this facility commenced operations in 1982. The facility is equipped with two heavy gauge cut-to-length lines. One of these lines was acquired in December 1994 and the second was added during 1998. The facility operates its own unloading facility and is capable of directly discharging barges. The physical plant was expanded in 1996, with the addition of a climate controlled warehouse used to store cold rolled and pickled and oiled steel master coils prior to final sale in this facility's market territory. The facility produces processed hot rolled sheets and plates for manufacturers of heavy farm and construction equipment, storage tanks, metal building companies, and various energy related concerns and distributes unprocessed master coils of cold rolled steel, primarily to manufacturers of metal drums.

     Gallatin County, Kentucky:

This facility is situated in Gallatin County, Kentucky, on a 20-acre tract of land immediately adjacent to the Gallatin Steel mill, and with access to the Ohio River. The Company opened this location in May 1996 with a heavy gauge, sheet and plate cut-to-length line. The facility sells processed sheets and plates to manufacturers servicing the transportation and heavy machinery industries.

     Blytheville, Arkansas:

          Steel processing operations:

The Blytheville, Arkansas facility, which has access to the Mississippi River, is located adjacent to Nucor Steel's Hickman, Arkansas flat rolled mini-mill. This location began operation in 1992 with a new, heavy gauge, cut-to-length line. In 1993, the Company added a new, heavy gauge, slitting line. These two processing lines serve customers such as service centers, pipe and tube manufacturers, and metal building companies.

The Company also operates light gauge, close tolerance slitting and blanking equipment that was acquired new in 1996. This equipment is designed to process galvanized, cold rolled and pickled and oiled steel, all of which are readily available from the adjacent cold rolling and pickling operations that the Company sold to EBF in June 2001, or from Nucor in nearby Hickman, Arkansas.

A two-high hot rolled steel tempering mill is also located at the Blytheville facility, which the Company acquired in 1997. The Company is looking to expand the use of this value-added processing service through sale to end users or via tolling arrangements.

          Cold rolling and pickling operations:

The Company's cold rolling and coil pickling operations primarily focused on the production and processing of cold rolled master coils from hot rolled steel coil substrate acquired from the Company's various vendors. The Company operated cold rolling and pickling equipment at the Blytheville facility until the sale of these assets and operations in June 2001. Until the sale, the Company produced: (1) pickled and oiled coils, (2) full hard cold rolled coils, and (3) fully annealed and tempered cold rolled coils. Both cold rolling and tempering are processes whereby the thickness of the steel coil is reduced by passing it through pressure reduction rolls. Pickling removes mill scale from hot rolled steel by subjecting the coils to hydrochloric acid cleansing. The Company sold its master coil production to end users or transferred this material to other Company locations, where such coils could be converted into cut-to-length sheets or blanks, slit coils or stamped and fabricated parts prior to final sale. However, see the discussion above under "Recent Developments" concerning the Company's continued operation of these assets pursuant to the O&M agreement.

Until the sale of these assets, the Company operated a four-high reversing mill, annealing furnaces, and a temper mill for processing of cold rolled coils up to 60 inches wide. These assets had the capacity to produce up to 360,000 tons of fully annealed cold rolled master coils on an annual basis, with additional capacity available to produce full hard cold rolled coils. Great emphasis was placed on enhancing the quality of cold rolled products produced since the cold rolling mill was opened in 1995.

The Company operated a push-pull coil pickling line in Blytheville since 1994. A second coil pickling line with greater agitation and tension recoiling capabilities became operational during 1998, providing a higher quality feedstock for use on the reversing mill or for sale to customers. With this addition, the Company had the capacity to pickle and oil approximately 900,000 tons of steel annually.

On April 30, 2001, the Company announced that its cold rolling and coil pickling operations would be closed prior to the sale of such operating assets during the second quarter of 2001. However, see the discussion above under "Recent Developments" concerning the Company's continued operation of these assets pursuant to the O&M agreement. In addition, the Company is exploring different alternatives concerning the redeployment or sale of the Company's
 .5"x72"x60,000# coil pickling line that was not sold to EBF.

Midwest Products:

Strafford, Missouri, is home for Midwest's cylinder operations. The Strafford facility produces approximately 1.0 million units annually. These products include air cylinders used in tractor-trailer brake systems and portable compressed air vessels used to fill inflatable objects such as automobile tires, and for construction compressors. The air cylinders are fabricated from pickled steel components, including stamped heads, legs, handles and blanked wraps, which have been processed at Midwest's Caraway, Arkansas location prior to delivery to Strafford for final assembly, welding and painting. Midwest installed an electrostatic, powder coating paint system at this facility during fiscal 1996, resulting in higher product quality and lower costs, as well as opening new markets for the Company.

Midwest also operates a stand-alone leased facility in Caraway, Arkansas that houses the stamping equipment used to stamp components for Midwest's air cylinder operations.

QUALITY CONTROL

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

Certain of the Company's processing locations are ISO certified. The Chattanooga, Tennessee and Madison, Illinois flat rolled products facilities are ISO 9002 certified, as is the Strafford, Missouri air cylinder manufacturing operation of Midwest. Huntco Steel's custom blanking and slitting facility located in Blytheville, Arkansas became ISO 9002 certified on April 10, 2000.

SUPPLIERS

The Company purchases steel coils for processing at regular intervals from a number of primary steel producers including Gallatin Steel, National Steel Corporation, and Nucor Corporation, from various trading companies, and purchased from Trico prior to its shutdown in 2001. The Company orders steel to specified physical qualities and alloy content. By purchasing in large quantities at consistent predetermined intervals, the Company has attempted to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials. The Company executed a long-term inventory price risk management and supply agreement with Enron during the second quarter of 2001, which the Company believes will further solidify its relationships with its steel suppliers. See the discussion above under the caption "Recent Developments - Inventory supply and price risk management agreement" for a further discussion of this matter.

MARKETING

The Company's products and services are primarily sold by the Company's network of inside and outside sales personnel. The Company generally produces its processed steel products to specific customer orders rather than for inventory. The Company generally does not enter into fixed-price sales contracts with its steel processing customers with terms longer than three months. Many of the Company's customers commit to purchase on a quarterly basis with the customer notifying the Company of specific release dates, as they require the processed products. Customers typically notify the Company of release dates anywhere from a just-in-time basis up to approximately three weeks before the release date. The Company is therefore required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of its customers. Beginning in 2001, the Company will be able to carry much of these inventory requirements by way of the Enron inventory agreements (see the discussion above under "Recent Developments"). Because the Company ships most steel processing orders on short lead-times, the amount of backlog at any point is not significant.

CUSTOMERS AND DISTRIBUTION

Huntco sells its processed steel products to approximately 1,500 customers in market areas reaching from the upper midwest, south to the Gulf of Mexico and from the southeastern coastline, west to the Rocky Mountains. The Company's customer base is diverse and includes service centers and metal fabricators as well as various storage tank, consumer durable, energy and transportation related manufacturers. The Company did not have any customers representing more than 10% of net sales for 2000. Steel service centers and distributors, which represent the Company's largest single customer group, accounted for over one-quarter of the Company's net sales for 2000. The large geographic area the Company services helps to minimize the adverse impact of regional economic changes.

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

COMPETITION

Intermediate steel processing is a highly competitive industry in which companies compete based on price, service and their ability to process and deliver steel products based on short lead-time customer orders. The Company competes primarily with other intermediate steel processors. Geographic proximity to a customer is a significant factor. Specific, reliable data concerning the size of the market in products that the Company processes, by region, generally is not available. The Company believes that it is a significant competitor in all of the market areas it serves, and that it is one of the larger companies specializing in the processing of flat rolled carbon steel. The Company's largest competitors currently include Cargill, Inc., Feralloy Corp., FerroUnion, Heidtman Steel Products Inc., Metals USA, Inc., and Steel Warehouse.

SEASONALITY

Shipping volumes are lowest during the November and December holiday periods, and also tend to be slow during mid-summer as many of the Company's customers schedule plant shutdowns for vacations. These factors tend to result in lower net sales and operating results during these periods. Quarterly results can also be affected, either negatively or positively, by changing steel prices. However, the long-term inventory price risk management program entered into with Enron during the second quarter of 2001 is expected to counteract some portion of the steel price volatility risk faced by the Company. Reference should be made to the topic "Successful implementation of inventory management agreements" located within the "Business Risk Factors" portion of this Item 1, "Business" section of this Form 10-K.

GOVERNMENTAL REGULATION

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

Laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards, also govern the Company's operations. Management believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations, cash flows, or financial condition.

EMPLOYEES

As of December 31, 2000, the Company employed 553 people. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good. On April 30, 2001, the Company issued notices pursuant to the Worker Adjustment and Retraining Act of 1988 to approximately 100 employees of the Company's cold rolling and coil pickling operations, notifying such employees that the cold rolling and coil pickling operations would be closed prior to sale of such operating assets to Enron during the second quarter of 2001. However, in connection with June 2001 execution of the O&M agreement, the Company expects that less than 50 employees would now be affected, as the Company agreed to operate the cold rolling and pickling assets sold to Enron for the foreseeable future. See the discussion above under "Recent Developments" concerning the Company's continued operation of these assets pursuant to the O&M agreement.

BUSINESS RISK FACTORS

This Annual Report contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "anticipates," "projects," "estimates," "plans," "believes," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 2001 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Achievement of these forward-looking results is dependent upon numerous factors, circumstances and contingencies, certain of which are beyond the control of the Company. Certain of the more important factors that the Company believes could cause actual results to differ materially from the forward-looking data presented include:

     Ability to procure steel products:

The strain of volatile steel coil prices and other negative market factors faced by the Company and the flat rolled steel coil producing and processing industry over the last three years has left many industry participants, including the Company, in a weakened state. In light of the pressure to maintain the Company's operations during this volatile time period, the Company sought and was successful in obtaining extended terms from the majority of its primary steel vendors. The Company's ability to continue such extended terms in the face of a potentially shrinking supplier base, given the closure of certain of the Company's steel vendors and trade restrictions imposed on the import of hot rolled steel coils from a number of foreign countries, could restrict the Company's ability to procure sufficient amounts of steel coils at competitive prices to profitably sustain and/or grow its flat rolled steel processing operations. The existence of these market factors influenced the Company's decision to enter into the long-term inventory supply arrangement with Enron, as more fully discussed above, which the Company believes will serve to improve the Company's liquidity and ability to procure sufficient amounts of steel coils for processing and sale.

     Implementation of inventory management agreements:

To promptly respond to customer orders for its products, the Company traditionally maintained a substantial inventory of steel coils in stock and on order. Prior to implementing the Enron inventory agreements during 2001, the Company's commitments for steel purchases were generally at prevailing market prices in effect at the time the Company placed its orders. While the Company will continue to procure its steel coil products through its current supply channels, the Enron inventory agreements will allow the Company to generally acquire its inbound steel coil purchases from Enron at prevailing market prices at the time of processing and sale. As a result, the Company expects to be less susceptible to the negative effects of future steel coil price fluctuations. The Company's exposure will reside in the reliability of the indices used to price the steel coil transactions between Enron and the Company, as specified in the Enron inventory agreements, to properly reflect the market.

The Company will continue to be susceptible to the effects of volatile steel prices on the amount of inventory that it acquires from Enron prior to commitment to a sales order, as well as the material possessed prior to the complete phase in of the Enron inventory agreements during the second and third quarters of 2001. As such, no assurance can be given that volatility in steel prices will not again negatively impact the Company's results of operations with respect to such material.

     Competition:

The principal markets served by the Company are highly competitive. The Company has different competitors within each of its product lines. Competition is based principally on price, service, production and delivery scheduling.

     Cyclical demand for Company products:

Many of the Company's steel processing products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices or other matters beyond the control of the Company. In light of these external market forces, no assurance can be given that the Company will be able to maintain or increase its level of tons shipped, especially in periods of economic stagnation or downturn. Therefore, the cyclical demand characteristics of certain of the industries to which the Company sells its products could frustrate the Company's attempt to return to profitability.

      Liquidation of working capital of disposed operations:

The Company's ability to successfully liquidate the working capital associated with its former cold rolling and pickling operations could be negatively affected by the sale of these operations during the second quarter of 2001. The Company had approximately $10.0 million of accounts receivables and inventory related to these operations at the time of sale in June 2001.

Financing and interest rates:

As interest rates rise, the Company's interest expense will also rise, making it more expensive to run the Company's operations. Borrowings under virtually all of the Company's financing agreements are at interest rates that float generally with the prime rate or with LIBOR. The level of interest expense incurred by the Company under its financing agreements will therefore fluctuate in line with changes in these rates of interest and based upon the amount of credit extended to the Company under such agreements. The implementation of the Company's strategy is dependent upon its ability to access funds from its primary lenders at reasonable rates.

The Company's asset-based revolving credit agreement is scheduled to expire in April 2002. Given the state of the flat rolled steel producing and processing sector, and the negative impact that certain steel industry bankruptcies have had on the lending community's view of the risk profile of industry participants, the Company perceives that more stringent lending requirements or higher borrowing rates may be required in the future. Although the Company is actively pursuing alternatives to extend, renew or refinance its long-term debt obligations, given the current economic environment in the steel consuming and manufacturing sector and the changes to the Company's operations that may be brought about from entering into the transactions with Enron in June 2001, the Company cannot be assured that it will be successful in negotiating extended, renewed or refinanced financing arrangements that are better than or comparable to its existing borrowing agreements with respect to the advance rates on its assets or the interest rate spreads required of such new loans, extensions or modifications.

      Market for common shares:

The New York Stock Exchange ("NYSE") suspended trading in the shares of Class A common stock of the Company on June 13, 2001, citing that the Company had not met the NYSE's continued listing criteria, in that its total market capitalization has been less than $15.0 million over an extended period of time. The NYSE has informed the Company that it intends to file an application with the Securities and Exchange Commission (the "SEC") required to obtain the SEC's approval to delist the Class A common stock with the NYSE. Even though delisted with the NYSE, the Class A common stock will continue to be registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends to file with the SEC all reports required under the Exchange Act.

As of June 13, 2001, the Company was assigned a new stock-trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock are available in the Pink Sheets Electronic Quotation Service. The Company also plans to pursue quotation of its shares of Class A common stock by the OTC Bulletin Board once it has filed this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. However, there can be no assurance that there will be transactions in the Class A common stock or that the Company will be successful in its efforts to have its Class A common stock quoted by the OTC Bulletin Board, or that a sufficient market will develop or be maintained to provide sufficient liquidity in the trading of the Company's common stock interests.


ITEM 2.  PROPERTIES

Reference should be made to the "REVIEW OF OPERATIONS" information found within ITEM 1 (which is incorporated into this ITEM 2 by reference) for a further discussion of the Company's operating plant facilities. The Company also maintains ownership of a .5" x 72" x 60,000# push-pull coil pickling line that it may redeploy or sell, that was formerly operated by the Company at its Blytheville, Arkansas cold rolling and coil pickling operation that was sold to Enron in June 2001. The following sets forth certain additional information with respect to each of the Company's ongoing operating facilities:

                                Square
          Utilization           Footage             Owned or leased

HUNTCO STEEL, INC.:

Chattanooga:
  Cutting-to-length             126,000                  Owned.
  Slitting
  Tension leveling
  Coil storage
  Gauge verification & testing

Pasadena:
  Cutting-to-length              45,000                  Owned.
  Gauge verification and testing
  Humidity controlled
   coil storage                  21,000                  Owned.
  Barge unloading equipment

Gallatin County:
  Cutting-to-length              65,000                  Owned.
  Tension leveling
  Coil storage
  Gauge verification & testing

Madison:
  Cutting-to-length             128,000                  Owned.
  Slitting
  Tension leveling
  Coil storage
  Gauge verification & testing

Catoosa:
  Cutting-to-length              80,000   Owned improvements on leased land
  Tension leveling                      Leased with fair value purchase option
  Coil storage
  Gauge verification & testing

Blytheville:
  Cutting-to-length              80,000  Owned; $100 capital lease purchase
  Heavy gauge slitting                    option exercised in conjunction with
  Tension leveling, shape                 sale of cold rolling and related
correction or elongation               assets to EBF in June 2001.
  Gauge verification & testing
  Coil storage
  Cutting-to-length, blanking   152,000
   and slitting
  Heavy gauge tempering         130,000  Leased facility and equipment, with
  Gauge verification & testing            certain fair value purchase options.

MIDWEST PRODUCTS, INC.:

Strafford:
  Gauge verification & testing  100,000                  Owned.
  Cylinder Assembly
  Welding
  Painting

Caraway:                         25,000  Leased facility, with renewal
  Stamping for cylinder assembly          options.

The above facilities are well maintained, in good operating condition, and are considered by the Company to be suitable and adequate to meet its steel processing and air vessel manufacturing needs for the foreseeable future. The Company has provided security interests and/or mortgages on the above-referenced property pursuant to its asset-based revolving credit facility, as well as under the Enron debt described above. With respect to capacity and utilization, most of the Company's facilities operate an average of 1.5-2 shifts per day on a five-day per week basis.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders of the Company during the three months ended December 31, 2000.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Class A common stock of the Company was traded on the New York Stock Exchange ("NYSE"), under the symbol "HCO", through June 12, 2001. The NYSE suspended trading in the shares of Class A common stock of the Company on June 13, 2001, citing that the Company did not meet the NYSE's continued listing criteria, in that its total market capitalization has been less than $15.0 million over an extended period of time. The NYSE has informed the Company that it intends to file an application with the Securities and Exchange Commission (the "SEC") required to obtain the SEC's approval to delist the Class A common stock with the NYSE. Even though delisted with the NYSE, the Class A common stock will continue to be registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends to file with the SEC all reports required under the Exchange Act.

As of June 13, 2001, the Company was assigned a new stock-trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock are available in the Pink Sheets Electronic Quotation Service. The Company also plans to pursue quotation of its shares of Class A common stock by the OTC Bulletin Board once it has filed this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. As of May 10, 2001, there were 66 holders of record of the Company's Class A common stock.

The only other class of common equity authorized for issuance under the Company's Restated Articles of Incorporation (the "Articles") is Class B common stock (the "Class B Shares"). Huntco Acquisitions Holding, Inc. and Huntco Farms, Inc., corporations controlled by Mr. B. D. Hunter, the Company's Chairman of the Board, hold of record all of the Company's outstanding 3,650,000 Class B Shares.

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

                                               High     Low     Dividends

  Quarter ended March 31, 1999                 6.0000   2.5000    .035
  Quarter ended June 30, 1999                  4.4375   2.4375     -
  Quarter ended September 30, 1999             4.4375   2.7500     -
  Quarter ended December 31, 1999              3.5000   2.0625     -

  Quarter ended March 31, 2000                 6.0000   2.8750     -
  Quarter ended June 30, 2000                  5.1250   2.5000     -
  Quarter ended September 30, 2000             2.8125   1.3750     -
  Quarter ended December 31, 2000              1.8750   0.6250     -

The Company's revolving credit agreement contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company has not been in a position to declare and pay common dividends since the first quarter of 1999. The Company is also required to pay any cumulative dividends that are in arrears with respect to its outstanding Series A preferred stock, prior to any payment of common dividends. As of December 31, 2000 and March 31, 2001, the Company was in arrears with respect to the payment of its Series A preferred stock dividends in the amounts of $50,000 and $100,000, respectively.

In conjunction with obtaining the consent of the Company's senior lender to the Enron Transactions, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


STATEMENT OF OPERATIONS DATA  (in thousands, except per share amounts):

                                                                     Eight months
                                                                         ended       Year Ended
                                         Year ended December 31,      December 31,    April 30,
                                       2000       1999       1998        1997(1)    1997     1996
                                       ----       ----       ----        ------     ----     ----
Net sales                            $286,605   $349,947   $391,181    $246,324  $326,563  $264,087
Cost of sales                         282,444    332,215    369,864     227,871   294,455   245,863
                                      -------    -------    -------     -------   -------   -------
Gross profit                            4,161     17,732     21,317      18,453    32,108    18,224
Selling, general and
 administrative expenses               18,439     19,062     19,939      11,757    15,383    13,147
 Non-recurring loss on:
 sale of plant facility                  -         1,720(2)     -           -         -         -  .
 asset impairments                     54,206(3)     -          -           -         -         -
                                      -------    -------    -------     -------   -------   -------
Income (loss) from operations         (68,484)    (3,050)     1,378       6,696    16,725     5,077
Interest, net                         (10,039)   (10,140)    (8,113)     (5,194)   (6,239)   (3,268)
                                      -------    -------    -------     -------   -------   -------
Income (loss) before income taxes     (78,523)   (13,190)    (6,735)      1,502    10,486     1,809
Provision (benefit) for income taxes   (1,266)    (4,687)    (2,444)        486     3,997       701
                                      -------    -------    -------     -------   -------   -------
Net income (loss) before
 extraordinary item                   (77,257)    (8,503)    (4,291)      1,016     6,489     1,108
Extraordinary item, net of tax           -        (2,644)(4)    -           -           -       -  .
                                      -------    -------    -------     -------   -------   -------
Net income (loss)                     (77,257)   (11,147)    (4,291)      1,016     6,489     1,108
Preferred dividends                       200        200        200         133        50       -  .
                                      -------    -------    -------     -------   -------   -------
Net income (loss) available
 for common shareholders             $(77,457)  $(11,347)   $(4,491)    $   883   $ 6,439   $ 1,108
                                      =======    =======    =======     =======   =======   =======
Earnings (loss) per common share
 (basic and diluted):
 Net loss before extraordinary item    $(8.66)    $ (.97)     $(.50)      $ .10     $ .72     $ .12
 Extraordinary item, net of tax           -         (.30)(4)     -           -         -         -
                                      -------    -------    -------     -------   -------   -------
 Net earnings (loss) per common share  $(8.66)    $(1.27)     $(.50)      $ .10     $ .72     $ .12
                                      =======    =======    =======     =======   =======   =======

Weighted average common
 shares outstanding:
  Basic                                  8,942     8,942      8,942       8,942     8,942     8,942
  Diluted                                8,942     8,942      8,942       8,951     8,942     8,948

Common cash dividends per share            -       $ .04      $ .11       $ .11     $ .14     $ .12


(1)On October 23, 1997, the Company filed a Form 8-K announcing that it had determined to change its fiscal year end from April 30 to a calendar year.  As a result, the Company reported an eight-month transition period ended December 31, 1997, in order to change to a calendar year end.
(2)On December 15, 1999, the Company sold its South Carolina steel processing facility and related inventory, resulting in a non-recurring loss on sale of plant facility.
(3)Reflects the non-recurring, non-cash asset impairment charge recorded in the fourth quarter of
2000 to reduce the carrying value of the Company's cold rolling and coil pickling assets to their net realizable values.  See Note 2 to the Consolidated Financial Statements for a
further discussion.
(4)Incurred in connection with the early retirement of the Company's previously outstanding long-
term debt agreements on April 15, 1999.







BALANCE SHEET DATA  (in thousands):

                                                 December 31,                       April 30,
                                    ---------------------------------------      --------------
                                    2000       1999        1998        1997      1997      1996
                                    ----       ----        ----        ----      ----      ----
Working capital                  $ 37,449   $ 76,277    $ 71,028    $ 84,182   $ 79,502  $ 62,305
Total assets                      146,900    256,734     293,231     285,265    307,318   222,437
Short-term debt
 and current maturities               359        248       7,352         209        189       189
Long-term debt
 (net of current portion)          83,255    105,470     102,555     110,730    100,877    73,066
Preferred stock                     4,500      4,500       4,500       4,500      4,500      -
Common shareholders' equity        22,007     99,414     111,074     116,505    116,561   111,366



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Huntco Inc. ("Huntco" or the "Company") is a major intermediate steel processor, specializing in the processing of flat rolled carbon steel to specified close tolerances. The Company's primary products include hot rolled, hot rolled pickled and oiled, tempered and cold rolled steel, which are cut-to-length into sheets, plates, or custom blanks; slit; or in the case of pickled and oiled, cold rolled and tempered products, sold as master coils.
 The Company is also a leading manufacturer of compressed air vessels for sale through mass merchandisers and compressed air cylinders for use in tractor-trailer brake systems and compressors. Huntco's products are currently delivered from seven facilities to approximately 1,500 customers located primarily throughout the Midwestern and southern United States. In June 2001, the Company sold its cold rolling and certain of its coil pickling operations located in Blytheville, Arkansas to EBF LLC ("EBF"), of which Enron North America Corp. is a member. However, the Company contracted to continue to operate the cold rolling and pickling assets sold in June 2001 for EBF on a cost-plus reimbursement basis.

The following discussion should be read in conjunction with Item 1. "Business
- Recent Developments", Item 6. "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto in Item 8, "Financial Statements and Supplementary Data."

The Company's results of operations have been impacted by numerous external factors such as volatile flat rolled steel prices, general economic conditions, political decisions concerning steel import restrictions, changing interest rates, energy prices, and fierce competition. This section also contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the disclosures under the caption "Business Risk Factors" found within Item 1. "Business" of this Annual Report on Form 10-K for cautionary information with respect to such forward-looking statements.

RESULTS OF OPERATIONS:

     2000 COMPARED TO 1999:

The most significant difference between the results of operations for 2000 and 1999 relates to the $54.2 million asset impairment charge recorded as a result of the June 2001 sale of the Company's cold rolling and coil pickling operation in Blytheville, Arkansas. See Note 2 to the Consolidated Financial Statements for a further discussion of the sale of the cold rolling and certain pickling operations. The Company committed significant capital and operating resources to the development of this line of business since the mid-1990s, only to be faced with unexpected and unpredictable eroding spreads between hot rolled and cold rolled pricing that occurred since its decision to construct the cold mill and related assets in 1993. Erratic and volatile flat rolled steel coil pricing at both the hot rolled and cold rolled levels has been fed over the last few years by the heightened amount of steel imports, domestic overcapacity constructed at the producer levels for hot rolled, cold rolled, and galvanized steel coils, which producers of such products represented suppliers to, competitors of, and customers for the Company's cold rolling operations, respectively.

The difficulties faced by the Company in supplying its cold rolling operations on an independent basis in competition with producing hot mills or against duty-free cold rolled imports were staggering in light of the significant volatility in hot rolled and cold rolled steel coil prices that impaired the Company's liquidity over the last three years. Import restrictions on hot rolled coils without commensurate restrictions on cold rolled products put pressure on the traditional spread between hot rolled and cold rolled steel prices. As a result, the Company was no longer able to generate sufficient margins on this business to justify any continued investment in these operations. Unfortunately, the hot rolled/cold rolled spreads that existed when the Company committed to construct its cold rolling facility in 1993 and when it started up these operations in 1995 deteriorated to the point that the Company concluded in late calendar 2000 that the best course of action was to divest itself of its cold rolling and pickling assets. The spread between hot rolled and cold rolled transaction prices according to Purchasing Magazine averaged just over $150 per ton in 1994 and 1995, as the Company was constructing and starting up its cold rolling operations. Unfortunately, the average spread between hot rolled and cold rolled transaction prices according to Purchasing Magazine declined to approximately $107 per ton over the course of 1998, 1999 and 2000.

Beyond the deterioration in cold rolled transaction margins referred to above, in order for the Company to operate as an independent cold rolled producer, it had to acquire hot rolled coils in advance to ensure it could meet its customer demands. As a result, the Company was further exposed to deteriorating and volatile hot rolled steel prices due to its need to maintain an on-hand supply of hot rolled feedstock for its cold rolling operations. As the Company's cold rolling operations improved in quality, it also found that certain of its customers' orders were best met by using steel produced by integrated mills as this resulted in a higher quality cold rolled coil. However, the Company was not able to domestically source a sufficient quantity of such integrated hot rolled supply, as such integrated producers were also competitors of the Company's cold rolling mill. In addition, with Nucor's construction of a cold rolling and galvanizing plant immediately adjacent to the Company's cold rolling facility in Arkansas, sourcing of hot rolled material from Nucor for cold rolling purposes also dropped off.

In order to meet the Company's feedstock requirements for the cold mill, it looked to import sources for much of its hot rolled coil needs. Importing such requirements required the Company to commit to hot rolled feedstock purchases at prices in effect as long as 6-9 months in advance of when the material would be available for use in its cold reduction process. The Company was not only exposed to the volatile nature of steel coil prices on such advance purchases, but also to the sizes it ordered in light of an evolving and changing customer order book given the competitive landscape that it faced.

It was often necessary for the Company to order wider hot rolled coils than might have otherwise been called for (if the hot bands could have been ordered with shorter lead times and more visibility to the Company's sales order book), in order to ensure that it had a sufficient amount of feedstock available for cold rolling purposes. The result of this situation was that the mix of the Company's orders for specified finished cold rolled widths did not necessarily match up with its hot rolled feedstock sizes. As a result, the Company incurred increased yield loss (i.e., scrap) due to such longer lead time feedstock purchases, as it was often necessary to specify the width of the incoming hot rolled feedstock before actual orders were in hand.

In addition to the factors relating to price volatility, transaction spreads and yields discussed above, subsequent to the Company's decision to develop its cold rolling capacity, competitors added over 3.0 million tons of additional new cold rolling capacity in the Company's market territories since it opened its cold mill in 1995. Unfortunately, the market could not absorb all of this additional capacity, as evidenced by the bankruptcy filing of Heartland Steel, Inc., an Indiana-based steel processor that commenced operations at a newly constructed cold rolling mill approximately two years ago and well after the Company's entry in the cold rolled market.

The above-referenced situation manifested itself over the course of 1998, 1999 and 2000. During this time period, the average spread between the price of cold rolled steel for the current month versus the price of hot rolled steel as of six months earlier fell to $20-$25 per ton in the fourth quarter of 2000, and only averaged $78 and $87 per ton in 1999 and 2000, respectively. Given that the Company incurred production costs, inclusive of scrap and non-cash expenses such as depreciation, ranging from approximately $80 per ton during the first half of 2000 when capacity utilization was relatively high to in excess of $100 per ton as capacity utilization declined significantly in the second half of 2000 and the first quarter of 2001, to convert hot rolled coils into fully processed cold rolled coils, the deteriorated spreads referred to above rendered it virtually impossible for the Company to earn a return sufficient to cover its selling, overhead and financing costs associated with these operations.

The Company also attempted to create a niche market for its cold rolling operations by selling more full hard cold rolled product to galvanizers for use as feedstock in the production of hot dipped galvanized coils. Unfortunately, overcapacity built in this industry sector also led to a drop in the spread between cold rolled and galvanized prices. Per Purchasing Magazine, the average per ton spread between cold rolled and galvanized prices declined from $112 in 1998, to $36 and $13 in 1999 and 2000, respectively, with certain months showing cold rolled prices either the same as or higher than hot dipped galvanized prices. The Company believes that these deteriorations in market fundamentals resulted in the idling of one of the Company's largest cold rolled customers, Galvpro, in the first quarter of 2001. Given this market environment, the Company's prospects of maintaining its independent cold rolling facility were greatly diminished.

Net sales for the year ended December 31, 2000 were $286.6 million, a decrease of 18.1% in comparison to net sales of $349.9 million for the year ended December 31, 1999. The decrease in net sales for 2000 was attributable to a combination of the sale of the Company's former South Carolina facility, which sale took place on December 15, 1999, lower year-over-year shipping volumes at the Company's remaining operations, especially during the second half of 2000, and a lower mix of higher priced cold rolled sales volume in 2000 versus 1999.

The former South Carolina facility contributed $31.7 million in net sales during 1999. Exclusive of the South Carolina facility sold in 1999, the Company processed and shipped 949,366 and 1,055,340 tons of steel in 2000 and 1999, respectively. Approximately 27.4% and 23.9% of the tons processed at the Company's remaining locations in 2000 and 1999, respectively, represented customer-owned material processed on a per ton, fee basis. Processing customer-owned material generally results in lower revenues per ton, but higher gross profit expressed as a percentage of net sales, in comparison to when the Company processes and sells its own steel inventory. The Company sold 200,016 and 255,346 tons of cold rolled products in 2000 and 1999, respectively, from its remaining locations.

Higher average overall selling prices during the first half of 2000 somewhat offset the factors discussed above, with 2000 selling values averaging approximately 8.4% more than those realized in 1999. The effect of historically high imports of steel products into the United States during late 1998 and early 1999 had the effect of depressing selling values for much of 1999. Such selling values recovered in early 2000, only to decline precipitously during the second half of 2000, especially in the fourth quarter.

Gross profit expressed as a percentage of net sales was 1.4% and 5.1% for 2000 and 1999, respectively. The lower gross profit margin realized in 2000 was due to falling prices and weaker demand across all product lines throughout the last three quarters of 2000. Hot band prices declined by over 30% from early year levels. The combination of interest rate hikes, higher energy costs, and higher cold rolled import levels encouraged by the decision of the International Trade Commission not to follow the Commerce Department's preliminary finding to impose duties on the import of cold rolled steel coils from twelve different countries, influenced the producing mills to lower their hot band prices to attract demand. However, the lower hot band prices had little impact in encouraging steel purchases. Rather, the prospect of lower prices in the market and the sufficient amount of steel inventory in the distribution channels prompted distributors, processors (such as the Company), and the Company's customers to reduce inventory positions in the face of such rapidly falling prices. These operating margin pressures continued throughout the latter half of 2000.

The Company's gross profit was also negatively impacted by the recording of a $7.0 million lower of cost or market inventory adjustment. The Company took this charge in the fourth quarter of 2000, in light of the steep and steady industry-wide decline in flat rolled steel coil transaction prices, which was caused by the slowdown in the general economy and the oversupply of flat rolled products plaguing the Company's markets from both domestic overcapacity and excessive import concerns. Given the rapid decline in the price of flat rolled steel coil products during 2000, the Company was not able to turn over its entire inventory at the higher ordered prices for such material prior to granting price accommodations or sales order cancellations to its customers due to competitive market circumstances.

Selling, general and administrative ("SG&A") expenses of $18.4 million for 2000 reflect a decrease of $.6 million from the prior year. This decrease is attributable to the elimination of SG&A costs incurred to operate the Company's former South Carolina facility, offset by the recording of approximately $1.0 million of incremental accounts receivable reserves due to collectibility concerns relating primarily to customer bankruptcies. SG&A expenses expressed as a percentage of net sales increased year over year from 5.4% during 1999 to 6.4% during 2000, reflective of the decline in net sales and the additional receivable reserve noted above. Absent the approximate $1.0 million charge for additional receivable reserves recorded during 2000, SG&A expenses expressed as a percentage of net sales would have been 6.1%. Certain of the Company's SG&A expenses are fixed and do not decline with a reduction in selling values or volumes.

As discussed above, the Company's 2000 operating results were negatively impacted by the non-recurring asset impairment charge recorded in order to carry the Company's cold rolling and coil pickling assets at their net realizable value. See also Note 2 to the Consolidated Financial Statements for a further discussion.

The Company's 1999 operating results were also negatively impacted by the non-recurring loss on the sale of the Company's former South Carolina steel processing facility. On December 15, 1999, the Company sold its South Carolina facility and related inventory to Feralloy Corporation. The Company recognized a non-recurring loss of $1.7 million, before income tax benefits, on the sale of its South Carolina facility, which loss included certain liabilities and contractual obligations incurred by the Company.

The Company incurred a loss from operations of $68.5 million for 2000, which compares to 1999's loss from operations of $3.1 million. This change is the result of the factors discussed in the preceding paragraphs.

Net interest expense of $10.0 million was incurred during 2000, versus $10.1 million for 1999. Higher 2000 versus 1999 interest rates have been offset by lower average corporate borrowings during 2000 versus 1999. The Company did not capitalize any interest costs during 1999 or 2000.

The effective income tax benefit rates experienced by the Company were 1.6% and 35.5% for 2000 and 1999, respectively. The 1999 rate reflects the impact of non-deductible expenses, such as goodwill amortization, as well as the recognition of certain state income tax benefits. The low effective rate for 2000 is the result of the Company's decision to record a non-cash valuation allowance against its deferred tax assets. In evaluating the need for an allowance, the Company considered the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. A portion of the valuation allowance was recorded against tax basis net operating loss carryforwards of $66.9 million and AMT credit carryforwards of $1.9 million that are available for the Company's use before expiration dates ranging from 2009 to 2020. The Company will continue to assess the valuation allowance and to the extent it is determined that it is not necessary; the allowance will be subsequently adjusted. During 1999, the Company incurred an extraordinary charge of $2.6 million, net of income tax benefits of approximately $1.4 million related to the early retirement of its primary long-term debt obligations on April 15, 1999. See LIQUIDITY AND CAPITAL RESOURCES below for a further discussion of this matter.

During 2000 the Company incurred a net loss for common shareholders of $77.5 million, or $8.66 per share both basic and diluted, which compares to a 1999 net loss for common shareholders of $11.3 million, or $1.27 per share both basic and diluted. Excluding the impact of the $54.2 million asset impairment charge, the basic and diluted loss per share was $2.60 in 2000. Included in the 1999 net loss was an extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred in connection with the early retirement of the Company's previously outstanding long-term debt agreements. The 1999 net loss also includes the non-recurring loss on the sale of the South Carolina facility of $.12 per share (both basic and diluted), net of related tax benefits, recognized by the Company during the fourth quarter of 1999. The remaining changes reflect the factors discussed in the preceding paragraphs.

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

The Company's loss from operations was also negatively impacted during 1999 by the non-recurring loss on the sale of the Company's South Carolina steel processing facility discussed above, as well as losses incurred during the first six months of 1999 related to the operation of the Company's third-party metal stamping business conducted in Blytheville, Arkansas. The Company incurred operating losses of $1.0 million in its stamping operations prior to the disposition of related equipment in mid-1999. The Company does, however, continue to utilize certain stamping equipment in the production of components for its air cylinder operations.

The Company recognized a $3.1 million loss from operations in 1999, which compares to 1998's income from operations of $1.4 million. This decrease reflects the factors discussed in the preceding paragraphs.

Net interest expense of $10.1 million was incurred during 1999, an increase of $2.0 million over the prior year. This increase was the result of generally higher 1999 borrowings to support higher working capital levels, especially early in 1999, as well as lower capitalized interest during 1999 versus 1998, as substantially all of the Company's capital projects had been placed into service. The Company capitalized $1.2 million of interest costs to construction in progress in 1998, versus none for 1999.

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

During 1999 the Company incurred a net loss for common shareholders of $11.3 million, or $1.27 per share both basic and diluted, which compares to a 1998 net loss for common shareholders of $4.5 million, or $.50 per share both basic and diluted. Included in the 1999 net loss is an extraordinary charge of $2.6 million ($.30 per share both basic and diluted) incurred during the Company's second quarter in connection with the early retirement of the Company's previously outstanding long-term debt agreements. The 1999 net loss also includes the non-recurring loss on the sale of the South Carolina facility of $.12 per share (both basic and diluted), net of related tax benefits, recognized by the Company during the fourth quarter of 1999. The remaining changes reflect the factors discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES:

In June 2001, the Company sold its cold rolling and coil pickling operations located in Blytheville, Arkansas to EBF for $16.0 million, net of related transaction costs. This transaction was also used to ascertain and estimate the $54.2 million asset impairment charge recorded by the Company in the fourth quarter of 2000. In connection with this transaction, the Company also arranged for a newly issued $10.0 million five-year term loan from Enron, which bears interest at 3.0% over LIBOR. The Company utilized these net proceeds to retire certain of its operating lease obligations associated with assets formerly used in the cold rolling operation, to reduce the balance of the Company's asset-based revolving credit facility, and to fund a decrease in its balance of accounts payable.

Also in June 2001, the Company entered into a fifteen-year inventory supply and price risk management agreement under which Enron will provide inventory to the Company for its use at then current market rates as defined in the agreement. The Company believes this arrangement will result in approximately $20.0-$25.0 million of the steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale. The Company agreed to pay Enron, in monthly installments, an annualized price risk management fee of approximately $2.0 million per year during the term of the agreement. The Company further agreed to pay Enron a transaction fee equal to the value of held material at a rate of 2.25% over LIBOR. In connection with the inventory management agreements, the Company also issued Enron a warrant for the issuance of up to 1.0 million shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant at a strike price of $1.45 per share. The fair value of these warrants was approximately $.7 million, and will be amortized to expense over the fifteen-year life of the inventory management agreements. See Note 2 to the Consolidated Financial Statements for a further discussion.

The Company believes that the Enron inventory agreements should improve the Company's liquidity. The Company's revolving credit agreement provides for borrowings of up to 65% of the value of the Company's inventories. Future purchases through Enron will effectively provide the liquidity equivalent of an approximate 85% advance rate against the value of the Company's steel coil purchase needs. After full implementation of the Enron inventory agreements, the Company expects to be able to reduce its average inventory holding periods from historical levels of 75-120 days to less than 30 days.

In light of the second quarter 2001 transactions with Enron, the Company amended certain terms of its asset-based revolving credit facility. The Company exercised its right to reduce the size of the facility from $140.0 million to $90.0 million during April 2001. The Company committed to further reduce the size of the facility by an additional $30.0 million through October 31, 2001, as it reduces its borrowing needs with the sale of its cold rolling operations, receipt of the newly issued $10.0 million term loan, and the phase-in of the inventory management and supply arrangement with Enron as discussed above. The term of the facility continues until April 15, 2002. The Company intends to explore extension of the facility, as well as the possibility of obtaining additional financing associated with its property, plant and equipment during the balance of 2001. However, there can be no assurance that the Company will be successful in its efforts to obtain additional borrowings at what are deemed to be reasonable terms and financing rates.

During 1999 and 2000, and continuing into the first quarter of 2001, the Company sought to reduce its steel coil inventory holdings with the goal of limiting the Company's exposure to rapid inventory price deflation. Company management focused on increasing inventory turns and better managing inventory levels, as evidenced by the $31.3 million and $14.4 million declines in inventory during 2000 and 1999. The Company believes that it has been successful in this effort, but believes the benefits to be derived from the inventory supply and price risk management agreement entered into with Enron during the second quarter of 2001 will significantly reduce the Company's exposure to future inventory deflationary pressures.

Notwithstanding the negative impact on the Company's operating results from the dramatic decrease in steel prices which occurred in 2000 and the related slowdown in business activity levels, the Company was able to reduce the level of its long-term debt obligations by $22.2 million and the level of its trade account obligations by $8.2 million during 2000. This was primarily accomplished through improved working capital management. The Company experienced slower business activity over the last three quarters of 2000, and reacted by adjusting its purchasing pattern towards increasing product turns and reducing inventory levels.

The Company generated $26.0 million, $1.6 million, and $8.8 million of cash from operating activities during 2000, 1999, and 1998. Over the past three years, investment in steel coil inventories and the associated payment terms offered by vendors materially influenced the Company's liquidity. Inventory levels have been heavily influenced by the source of the Company's raw material supply. Use of imported steel typically required the Company to maintain higher levels of inventory. Receipt of imported steel is normally by large ocean-going vessel, with longer lead times required and less predictable delivery schedules for such bulk import orders, as compared to the procurement process faced when purchasing steel coils from domestic producing mills. In addition, the timing of receipt of imported steel coils has significantly impacted the balance of the Company's inventories on any given day.

In an effort to stay competitive from a raw material pricing perspective, during 1998 the Company shifted a major portion of its steel purchases to imported coils. Due to the use of imported coils and the resultant increase in inventory, the Company received extended payment terms, primarily from its import vendors. As a result, the Company was able to fund higher inventories with increased accounts payable during 1998. The years ended 2000 and 1999 saw the reverse with inventory decreases providing the liquidity to reduce the Company's accounts payable balance.

The Company's investment in accounts receivable decreased by $15.9 million and $1.7 million during 2000 and 1999, respectively. The 2000 decrease was due to a combination of reduced selling values and lower shipping volumes late in 2000 caused by the general malaise affecting the manufacturing sector of the economy as a whole, as well as the more pronounced slowdown impacting the Company's cold rolling operations. The 1999 decline of $1.7 million is attributable to lower sales transaction prices in 1999 versus 1998. Accounts receivable increased in 1998 by $1.9 million consistent with the Company's sales growth that year.

The Company used relatively limited amounts of funds for capital expenditures during 2000 and 1999, investing $2.7 million and $.9 million, respectively. During 1998, the $8.8 million of capital spending was concentrated on the Company's second coil pickling line and improvements to the cold rolling mill (both of which were sold to Enron in June 2001), as well as the acquisition and installation of a heavy gauge cut-to-length line for the Pasadena, Texas facility. The Company does not contemplate any further significant level of capital additions over the course of 2001.

The Company generated $8.9 million in cash from investing activities during 1999, primarily related to the sale of the Company's South Carolina facility on December 15, 1999. The Company also generated approximately $.5 million of cash from the disposition of certain of its stamping assets from its Blytheville location during the summer of 1999. The proceeds from these 1999 asset sales were utilized to meet current obligations with trade creditors, and assisted in reducing the Company's long-term debt. See Note 3 to the Consolidated Financial Statements for further discussion.

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution. This asset-based financing provided the Company with credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. In connection with modifications agreed to in June 2001, the interest rates generally applicable to the revolver will increase to 1.0% over prime or 2.75% over LIBOR for the daily revolving credit advances on the line. The total size of the revolving credit facility stood at $140.0 million until April 2001, whereupon the Company exercised its right to reduce the size of the facility to $90.0 million. In June 2001, the Company further agreed to three separate $10.0 million line reductions, each subject to a 0.5% premium, such that the size of the asset-based revolver will stand at $60.0 million as of the end of October 2001. The Company and its senior lender also agreed to amend the asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that becomes effective during the second half of 2001.

In conjunction with the April 1999 refinancing, the Company retired early its $50.0 million of fixed-rate term notes. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4.1 million, before income tax benefits, which amount is reported as an extraordinary item in 1999. The Company also incurred approximately $1.6 million in costs during 1999 associated with this debt issuance. The Company used the proceeds of the incremental asset-based borrowings during 1999, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors that were unusually high because of abnormally high inventory levels that existed in early 1999.

Total borrowings under the Company's asset-based revolving credit facility were approximately $83.0 million at December 31, 2000. Security under the agreement consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the asset-based revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolver, which availability in excess of actual borrowings has been relatively limited throughout the term of the agreement.

The Company has also accessed capital by way of off balance sheet financing arrangements. The Company entered into various operating leases with domestic commercial lenders for steel processing and other equipment at certain of its facilities. Annual operating lease payments are expected to be $2.7 million in 2001, and then fall to an annual rate of $1.7 million - $1.9 million for the three years thereafter, in light of the disposition of certain operating leased assets in connection with the sale of the Company's cold rolling and pickling operations in June 2001.

Subsequent to the first quarter 1999 common dividend of $.3 million, the Company suspended further payment of common dividends. During 1998, the Company paid dividends of $.9 million, on its common stock. The Company's revolving credit agreement contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company has not been in a position to declare and pay common dividends since the first quarter of 1999. Dividends on the Company's Series A preferred stock are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, the scheduled December 1, 2000 quarterly payment of $50,000 was in arrears as of December 31, 2000. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.

The Company's operations, unused borrowing capacity available under its asset-based revolving credit facility, off-balance sheet financing leverage available under the Enron inventory agreements, and access to additional operating lease financings are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, and necessary capital expenditures over the balance of 2001.

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

NEW ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (FAS 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The Company adopted FAS 133 on January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. The Company is currently completing its evaluation of the impact of FAS 133 on the Enron inventory agreements. However, the Company does not believe the impact, if any, will have a material impact on its future results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has elected not to hedge the market risk associated with its floating rate debt. As of December 31, 2000, approximately $83.0 million of the Company's debt obligations bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.4 million. In the event of an adverse change in interest rates, management would likely strive to take actions to mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

OTHER RISKS

The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U.S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

Although the Company both acquires and sells carbon steel coils and products, prior to Enron's recent efforts, no formal commodity exchange existed that the Company could access to hedge its risk to carbon steel price fluctuations. The Company believes the Enron inventory agreements should serve to ameliorate the impacts of future inventory market price changes on the Company, as the Company will obtain its steel coil inventory requirements at market rates for the current processing of its traditional spot market-priced flat rolled steel orders. However, the Company may still be exposed to steel price changes during the time it holds and processes such material prior to sale to its customers.

The Company has no material derivative financial instruments as of December 31, 2000, and does not enter into derivative financial instruments for trading purposes. The Company is currently completing its evaluation of the impact of FAS133 on the Enron inventory agreements. However, the Company does not believe the impact, if any, will have a material impact on its future results of operations.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 HUNTCO INC.
                         CONSOLIDATED BALANCE SHEET
                           (amounts in thousands)

                                                            December 31,
                                                          2000       1999
                                                        --------   --------
ASSETS
Current assets:
 Cash          		                               $  1,322    $    414
 Accounts receivable, net                                25,979      41,835
 Inventories                                             46,517      77,832
 Other current assets                                       769       2,380
                                                        -------     -------
                                                         74,587     122,461

Property, plant and equipment, net                       57,072     123,548
Assets held for sale (Note 2)                             7,180        -
Other assets                                              8,061      10,725
                                                        -------     -------
                                                       $146,900    $256,734
                                                        =======     =======

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 35,109    $ 43,279
 Accrued expenses                                         1,670       2,657
 Current maturities of long-term debt                       359         248
                                                        -------     -------
                                                         37,138      46,184
                                                        -------     -------

Long-term debt                                           83,255     105,470
Deferred income taxes                                      -          1,166
                                                        -------     -------
                                                         83,255     106,636
                                                        -------     -------

Commitments and contingencies (Notes 2, 6, 7 and 10)       -           -

Shareholders' equity:
 Series A preferred stock
 (stated at liquidation value)                            4,500       4,500
 Common stock:
  Class A (issued and outstanding, 5,292)                    53          53
  Class B (issued and outstanding, 3,650)                    37          37
 Additional paid-in-capital                              86,530      86,530
 Retained earnings (deficit)                            (64,613)     12,794
                                                        -------     -------
                                                         26,507     103,914
                                                        -------     -------
                                                       $146,900    $256,734
                                                        =======     =======

         See Accompanying Notes to Consolidated Financial Statements




                                    HUNTCO INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share amounts)


                                                  Year ended December 31,
    	                                         2000        1999        1998
                                             --------    --------    --------
     Net sales                               $286,605    $349,947    $391,181

     Cost of sales                            282,444     332,215     369,864
                                              -------     -------    --------
     Gross profit                               4,161      17,732      21,317

     Selling, general and
      administrative expenses                  18,439      19,062      19,939

     Non-recurring loss on:
      sale of plant facility (Note 3)            -          1,720        -
      asset impairments (Note 2)               54,206        -           -
     	                                        -------     -------     -------
     Income (loss) from operations            (68,484)     (3,050)      1,378

     Interest, net                            (10,039)    (10,140)     (8,113)
                                              -------     -------     -------
     Loss before income taxes                 (78,523)    (13,190)     (6,735)

     Income tax benefit                        (1,266)     (4,687)     (2,444)
                                              -------     -------     -------
     Net loss before extraordinary item       (77,257)     (8,503)     (4,291)

     Extraordinary item, net of tax              -         (2,644)       -
                                              -------     -------     -------
     Net loss                                 (77,257)    (11,147)     (4,291)

     Preferred dividends paid and in arrears      200         200         200
                                              -------     -------     -------
     Net loss for common shareholders        $(77,457)   $(11,347)   $ (4,491)
                                              =======     =======     =======
     Loss per common share
      (basic and diluted):
       Net loss before extraordinary item      $(8.66)     $ (.97)     $ (.50)
       Extraordinary item, net of tax             -          (.30)        -
                                                -----       -----       -----
     Net loss for common shareholders          $(8.66)     $(1.27)     $ (.50)
                                                =====       =====       =====
     Weighted average common shares
      outstanding (basic and diluted)           8,942       8,942       8,942
                                                =====       =====       =====



             See Accompanying Notes to Consolidated Financial Statements




                                 HUNTCO INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (amounts in thousands)




                                                Year ended December 31,
                                              2000       1999       1998
                                             ------     ------     ------
Series A preferred stock
  Balance at beginning of period            $ 4,500    $ 4,500    $ 4,500
                                             ------     ------     ------
  Balance at end of period                  $ 4,500    $ 4,500    $ 4,500
                                             ======     ======     ======

Class A common stock
  Balance at beginning of period            $    53    $    53    $    53
                                             ------     ------     ------
  Balance at end of period                  $    53    $    53    $    53
                                             ======     ======     ======

Class B common stock
  Balance at beginning of period            $    37    $    37    $    37
                                             ------     ------     ------
  Balance at end of period                  $    37    $    37    $    37
                                             ======     ======     ======

Additional paid-in-capital
  Balance at beginning of period            $86,530    $86,530     $86,530
                                             ------     ------      ------
  Balance at end of period                  $86,530    $86,530     $86,530
                                             ======     ======      ======

Retained earnings (deficit)
  Balance at beginning of period            $12,794    $24,454     $29,885
  Net loss                                  (77,257)   (11,147)     (4,291)
  Dividends paid on:
   Common stock                                  -        (313)       (940)
   Series A preferred stock                    (150)      (200)       (200)
                                            -------     ------      ------
  Balance at end of period                 $(64,613)   $12,794     $24,454
                                            =======     ======      ======

            See Accompanying Notes to Consolidated Financial Statements




                                    HUNTCO INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)


                                                      Year ended December 31,
                                                    2000       1999       1998
                                                  -------    -------    -------
Cash flows from operating activities:
 Net loss                                        $(77,257)  $(11,147)  $ (4,291)
                                                  -------    -------    -------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Asset impairments                              54,206        -          -
    Depreciation and amortization                  10,417     11,395     10,265
    Non-current deferred income taxes              (1,166)    (6,211)    (2,039)
    Loss on early extinguishment of debt              -        4,067        -
    Loss (gain) on property sales                    (220)     1,732        (65)
    Decrease (increase) in:
      accounts receivable                          15,856      1,744     (1,936)
      inventories                                  31,315     14,409    (10,628)
      other current assets                          1,611        534      2,101
      other assets                                    413       (446)    (1,049)
    Increase (decrease) in:
      accounts payable                             (8,170)   (13,645)    16,896
      accrued expenses                               (987)      (795)      (428)
                                                  -------    -------    -------
        Total adjustments                         103,275     12,784     13,117
                                                  -------    -------    -------
 Net cash provided by operations                   26,018      1,637      8,826
                                                  -------    -------    -------
Cash flows from investing activities:
 Property, plant and equipment:
  Acquisitions                                     (2,738)      (904)    (8,783)
  Proceeds from facility and asset sales              264      9,815      2,121
                                                  -------    -------    -------
 Net cash provided (used) by investing activities  (2,474)     8,911     (6,661)
                                                  -------    -------    -------
Cash flows from financing activities:
 Net proceeds (repayments) on
  revolving credit facility                       (22,215)    46,661        978
  other debt and capital lease payments              (271)      (849)    (2,010)
 Payments for debt issuance costs                    -        (1,638)      -
 Retirement of long-term notes                       -       (50,000)      -
 Debt repurchase premiums                            -        (3,816)      -
 Preferred stock dividends paid                      (150)      (200)      (200)
 Common stock dividends paid                         -          (313)      (939)
                                                  -------    -------    -------
 Net cash used by financing activities            (22,636)   (10,155)    (2,171)
                                                  -------    -------    -------
Net increase (decrease) in cash                       908        393         (6)
Cash, beginning of period                             414         21         27
                                                  -------    -------    -------
Cash, end of period                               $ 1,322    $   414    $    21
                                                  =======    =======    =======

             See Accompanying Notes to Consolidated Financial Statements


                                 HUNTCO INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     The Company:

Huntco Inc. ("Huntco" or "the Company") conducts its operations through its wholly-owned subsidiaries Huntco Steel, Inc. ("Huntco Steel") and Midwest Products, Inc. ("Midwest"). Huntco Steel operates six steel processing centers specializing in the processing and distribution of flat rolled carbon steel, and sells its processed steel products to a diverse group of industrial customers, steel service centers and distributors. See Notes 2 and 3 concerning the disposition of Huntco Steel's cold rolling and coil pickling operations in June 2001 and South Carolina facility in December 1999, respectively. Midwest is principally engaged in the manufacture of compressed air cylinders used in the transportation industry and sold through mass merchandisers.

The Company entered into several transactions in June 2001. These transactions included the sale of Huntco Steel's cold rolling and coil pickling operations, the issuance of a $10.0 million five-year term note payable, the execution of various inventory management and warehouse service agreements, and the issuance of a warrant for the issuance of up to 1.0 million shares of Class A common stock (see Note 2). The Company also amended its revolving credit facility in connection with the transactions described in
Note 2 (see Note 6). The Company believes these transactions will collectively allow the Company the ability to continue as a going concern, and the accompanying financial statements have been prepared on such a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates:

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

     Cash and cash equivalents:

For purposes of the consolidated statement of cash flows, the Company considers cash on hand and demand deposits with financial institutions with an original maturity of three months or less to be cash and cash equivalents.


     Concentration of credit risk:

Huntco Steel sells its products to a wide variety of customers, including steel service centers and distributors, general fabricators and stampers, manufacturers of consumer durables, tank manufacturers and energy-related users, primarily in the midwestern and southern regions of the United States. Midwest sells its compressed air cylinders to customers in the transportation industry, to compressor manufacturers, as well as through mass merchandisers. Concentration of credit risk with respect to trade receivables is limited due to the size of the customer base and its dispersion. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of December 31, 2000, 1999, and 1998, the Company's allowance for doubtful accounts balance was $1,261, $324, and $530, respectively.

     Relationships with suppliers:

The Company procures raw materials from numerous primary steel producers. Management believes it is not dependent on any one of its suppliers for raw materials.

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

     Impairment of long-lived assets:

In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset or group of assets (the "assets") would be compared to the assets' carrying value to determine if a writedown is required. If this review indicates that the assets will not be recoverable, the carrying value of such assets would be reduced to their fair value.

     Environmental policy:

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. The Company has not been notified by regulatory authorities of any material non-compliance with any federal, state or local environmental law or regulation, nor is the Company aware of any such material non-compliance.

     Income taxes:

Deferred income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

     Comprehensive income (loss):

Comprehensive income (loss) is defined as the total of net income (loss) and all other non-owner changes in equity. The Company's comprehensive loss for all periods presented on the Consolidated Statement of Operations was equal to the net loss.

     Fair value of financial instruments:

For purposes of financial reporting, the Company has determined that the fair value of financial instruments approximates their book value at December 31, 2000, based on terms currently available to the Company in financial markets.

     Earnings per common share:

Earnings per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding for basic earnings per common share, and by the weighted average number of common shares and share equivalents outstanding during the period for diluted earnings per common share.

     New accounting standards:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (FAS 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that such instruments be measured at fair value. The Company adopted FAS 133 on January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. The Company is currently completing its evaluation of the impact of FAS 133 on the Enron inventory agreements. However, the Company does not believe the impact, if any, will have a material impact on its future results of operations.

2.   SUBSEQUENT EVENTS-ENRON TRANSACTIONS

In June 2001, the Company entered into a series of different transactions with Enron North America Corp. ("ENA"), EBF LLC ("EBF"), in which ENA is a member, and Enron Industrial Markets LLC ("EIM")(hereinafter ENA and EIM are collectively referred to as "Enron"). Following is a discussion of these different transactions:

     Sale of cold rolling and pickling assets and related asset impairment:

During the fourth quarter of 2000, the Company recorded an asset impairment charge of $54,206 to reduce the net book value of its cold rolling and coil pickling assets held for sale in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 121 requires long-lived tangible and intangible assets to be written down to fair market value when circumstances indicate that their carrying values are impaired. In June 2001, the Company sold its cold rolling and coil pickling operations to EBF. Proceeds from the sale were available to the Company for use in paying down its long-term debt, after use of over $8,000 to obtain title to operating leased equipment sold in the transaction, and to cover related transaction costs of $1,000. The Company separately reflected the $7,180 net realizable value of the assets held for sale on its December 31, 2000 balance sheet. With the early cancellation of the operating leases referred to above, the Company eliminated $135 of monthly lease payments as a result of the sale. This reduction has been reflected in the schedule of minimum operating lease commitments found in Note 10.

     Operation and maintenance of cold rolling and coil pickling assets:

On April 30, 2001, the Company gave notice of its intent to permanently cease operation of its cold rolling and pickling assets in Blytheville, Arkansas, no later than June 30, 2001, which plant closure was expected to impact approximately 100 employees of the Company's Blytheville facility. However, in conjunction with the June 2001 sale of the cold rolling and coil pickling assets, pursuant to the Operation and Maintenance Agreement (the "O&M agreement"), the Company contracted to operate and maintain such assets for the purchaser. The O&M agreement allows the Company to earn a variable based, cost-plus fee, depending upon production levels, along with various production and yield incentives for operating the cold rolling and coil pickling assets for the purchaser. The Company is also subject to penalties not to exceed the amount of variable fees and incentives due from EBF for not achieving certain production and yield goals. The O&M agreement is for an initial three-year term, with renewal options and provisions for earlier termination at the purchaser's option. The Company also expects to have the ability to procure competitively priced cold rolled and pickled steel coil products in support of the flat rolled processing business of its other facilities stemming from its involvement with EBF in connection with the O&M agreement. As a result, the Company will continue to employ personnel to operate certain of the assets sold in accordance with the purchaser's instructions and as otherwise called for in the O&M agreement. The Company expects to incur operating losses relating to the wind down of its cold rolling and coil pickling operations and the liquidation of related working capital during the second quarter of 2001 due to the reduction of operations associated with the plant closure notice issued on April 30, 2001.

     Inventory supply and price risk management agreement:

During the second quarter of 2001, the Company entered into a fifteen-year inventory supply and price risk management agreement under which Enron will provide inventory to the Company, generally at the time the steel is processed and sold, for its use at then current market rates as defined in the agreement. This arrangement will result in steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale. The Company agreed to pay Enron a transaction fee equal to the value of held material at a rate of 2.25% over LIBOR. The Company also agreed to pay Enron an annualized price risk management fee of approximately $2,000 during the term of the agreement, payable in installments of $167 per month.

     Newly issued $10,000 debt to Enron:

In June 2001, the Company obtained a $10,000 five-year term loan from Enron (the "Enron term loan"), with interest payable quarterly at 3.0% over LIBOR. The Enron term loan provides for the payment of principal on a semi-annual basis beginning in June 2002, in the amounts of $250 for the first two installments and $500 thereafter, until the remaining balance of $6,500 comes due in June 2006. The Enron term loan may be prepaid without premium, and is generally secured by all of the assets of the Company, the security interests of Enron being subordinate to those of the Company's asset-based revolving credit agreement described further in Note 6.

     Issuance of common stock warrants:

In June 2001, the Company issued Enron a warrant for the issuance of up to 1,000 shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant at a strike price of $1.45 per share of Class A common stock. The fair value of these warrants was approximately $690, and will be amortized to expense over the fifteen-year term of the inventory management agreements that were also finalized with Enron in June 2001.

3.   SALE OF SOUTH CAROLINA FACILITY

On December 15, 1999, the Company sold its South Carolina steel processing facility and related inventory to Feralloy Corporation. The facility, which had been newly constructed and opened in early 1996, contained cut-to-length and slitting equipment, both of which processing lines were utilized pursuant to operating leases.

The net proceeds from the sale were used to retire a short-term note payable to one of the Company's trade creditors, which represented all of the Company's short-term debt, with the balance of the proceeds being applied to reduce the Company's long-term, revolving credit facility. The Company retained the trade accounts receivable related to the facility's pre-closing sales. In connection with the sale, the Company was also relieved of its long-term operating lease commitments on the processing equipment installed at the South Carolina facility, totaling approximately $663 per year through 2003.

The Company recognized a non-recurring loss of $1,720, before income tax benefits, on the sale of its South Carolina facility, which loss included certain liabilities and contractual obligations incurred by the Company.

4.   INVENTORIES

Inventories consisted of the following as of:

                                                     December 31,
                                                   2000       1999
                                                 --------   --------
        Raw materials                            $ 33,426   $ 57,013
        Finished goods                             13,091     20,819
                                                 --------   --------
                                                 $ 46,517   $ 77,832
                                                 ========   ========

The Company's investment in finished goods includes cold rolled steel coils produced at the Company's Blytheville, Arkansas facility. These cold rolled coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.

The Company's cost of sales and gross profit were negatively impacted during the year ended December 31, 2000, due to the recording of a $7,000 lower of cost or market inventory adjustment. The Company took this charge in the fourth quarter of 2000, in light of the unprecedented compressed devaluation in flat rolled steel coil transaction prices, which was caused by the slowdown in the general economy and the oversupply of flat rolled steel products plaguing the Company's markets from both domestic overcapacity and excessive imports. Given the rapid decline in the price of flat rolled steel coil products during 2000, the Company was not able to turn over its entire inventory at the higher ordered prices for such material prior to granting price accommodations or sales order cancellations to its customers due to competitive market circumstances.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of the dates presented:

                                                     December 31,

                                                   2000        1999
                                                  ------      -------
        Land and improvements                    $  2,727    $  4,047
        Buildings and improvements                 32,631      55,989
        Machinery and equipment                    57,149     108,078
                                                 --------    --------
                                                   92,507     168,114
        Less accumulated depreciation              35,435      44,566
                                                 --------    --------
                                                 $ 57,072    $123,548
                                                 ========    ========

See Note 2 for a discussion of the assets held for sale and related asset impairment charges recorded as of December 31, 2000, related to the sale of the Company's cold rolling and coil pickling operations.

6.   LONG-TERM DEBT

On April 15, 1999, the Company refinanced substantially all of its long-term debt obligations by entering into a new revolving credit facility with an asset-based lending institution (the "asset-based revolver"). The asset-based revolver continues until April 15, 2002, and provided the Company with credit at varying rates of interest set either below the prime rate for LIBOR-based loans or generally 0.5% above the prime rate for daily revolving credit advances, payable monthly. In connection with modifications agreed to in June 2001, the Company agreed to increase the interest rates generally applicable to the revolver to 1.0% over prime or 2.75% over LIBOR for the daily revolving credit advances on the line. The total size of the revolving credit facility stood at $140.0 million until April 2001, whereupon the Company exercised its right to reduce the size of the facility to $90,000. In June 2001, the Company further agreed to three separate $10,000 line reductions, each subject to a .5% premium of $50 each, such that the size of the asset-based revolver will stand at $60,000 as of the end of October 2001. The Company intends to explore extension of the facility, as well as the possibility of obtaining additional financing associated with its property, plant and equipment during the balance of 2001. However, there can be no assurance that the Company will be successful in its efforts to obtain additional borrowings at what are deemed to be reasonable terms and financing rates.

In conjunction with the April 15, 1999 refinancing, the Company satisfied its obligations under its former bank revolving credit agreement and retired early its $50,000 of fixed rate term notes, which term notes were due in installments through July 15, 2005. As a result of this early retirement, the Company incurred a prepayment penalty and related charges of approximately $4,067, before income tax benefits, which amount was reflected as an extraordinary item during 1999 within the Company's Statement of Operations. During 1999, the Company also incurred $1,638 in costs associated with the issuance of the asset-based revolver, which amount is being amortized over its three-year term.

Entering into the asset-based revolver eliminated the limitation on the amount of debt that could be incurred by the Company. Under the Company's previous credit agreements, the Company's interest-bearing debt was limited to 50% of total capitalization (i.e., generally the sum of the Company's interest-bearing debt and total shareholders' equity). The Company used the proceeds of the incremental borrowings, net of the amounts required for debt retirement and transaction expenses, including the prepayment penalty, to reduce its obligations to trade vendors which were unusually high because of abnormally high inventory levels maintained by the Company in early 1999. The Company's inventory levels peaked near the end of the first quarter of 1999, and significantly decreased through the end of 1999.

Security under the asset-based revolver consists of the accounts receivable, inventory, fixed assets and other assets of the Company. The maximum amount of borrowings available to the Company under the asset-based revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability in excess of actual borrowings has been relatively limited throughout the term of the agreement.

In June 2001, the Company agreed to modifications to the asset-based revolver to include a new fixed charge coverage covenant that will become effective in July 2001. Beyond this financial earnings covenant, the asset-based revolver, as amended, does not require the maintenance of financial covenants and ratios beyond the maintenance of the Company's borrowing base.

Principal payments due on the Company's long-term debt subsequent to December 31, 2000 come due as follows: 2001 ($359), 2002 ($83,224), and 2003 ($31), for a total of $83,614.

Total cash paid for interest during 2000, 1999 and 1998 was $10,055, $10,226, and $9,392, respectively. Of the Company's total interest costs, it capitalized $1,189 to construction in progress during 1998. The Company did not capitalize interest during 1999 or 2000.

7.   CAPITAL STOCK

The Company is authorized to issue 5,000,000 shares of $.01 per share par value preferred stock. The Company is also authorized to issue two classes of common stock, both of which possess a par value of $.01 per share and have identical rights, preferences and powers, except the Class B common stock is entitled to ten votes per share.

The Company has outstanding 225,000 shares of its $.01 par value Series A preferred stock (the "Series A Preferred"). Shares of Series A Preferred are cumulative and non-voting, and accrue dividends at the annual rate of $.888889 per share, payable quarterly. The Series A Preferred carries a liquidation preference of $20.00 per share. The Series A Preferred is convertible on a one-for-one basis into shares of Class A common stock at any time at the option of the holder, and at the option of the Company under certain circumstances, including if at any time the closing price of the Class A common stock is at least $25.00 per share for thirty consecutive trading days. Under the Company's Restated Articles of Incorporation, authorized but unissued preferred stock is issuable in series under such terms and conditions as the Company's Board of Directors may determine. However, the Company may issue no further shares of Series A Preferred. As of December 31, 2000, the Company was in arrears in the payment of dividends on the Series A preferred stock in the amount of $50.

The Company is authorized to issue 25,000,000 shares of Class A common stock, of which 5,292,000 shares were issued as of December 31, 2000, 1999 and 1998.
 The Company is authorized to issue 10,000,000 shares of Class B common stock, of which 3,650,000 shares were issued as of December 31, 2000, 1999 and 1998.
 Shares of Class B common stock are not transferable to persons or entities unaffiliated with Mr. B. D. Hunter, Chairman of the Board and Chief Executive Officer of the Company, who is in control of all issued and outstanding shares of Class B common stock through his personal and family interests. All shares of Class B common stock are convertible into a like number of shares of Class A common stock at the sole discretion of the holder of such Class B common stock, with such conversion becoming mandatory at the date which follows ten years after the death of Mr. B. D. Hunter.

In June 2001, the Company issued Enron a warrant for the issuance of up to 1,000 shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant at a strike price of $1.45 per share.

The New York Stock Exchange ("NYSE") suspended trading in the shares of Class A common stock of the Company on June 13, 2001, stating that the Company has not met the NYSE's continued listing criteria, in that its total market capitalization has been less than $15.0 million over an extended period of time.

The NYSE has informed the Company that it intends to file an application with the Securities and Exchange Commission (the "SEC") required to obtain the SEC's approval to delist the Class A common stock with the NYSE. Even though delisted with the NYSE, the Class A common stock will continue to be registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends to file with the SEC all reports required under the Exchange Act.

As of June 13, 2001, the Company was assigned a new stock-trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock are available in the Pink Sheets Electronic Quotation Service. The Company also plans to pursue quotation of its shares of Class A common stock by the OTC Bulletin Board once it has filed this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

8.   INCENTIVE STOCK PLAN

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

A summary of the status of the Company's stock option plan as of December 31, 2000, 1999, 1998, and changes during the periods ending on those dates, is as follows:


                                         Options         Weighted Average
                                       Outstanding        Exercise Price
                                       -----------       ----------------

Balance at December 31, 1997             846,250              $15.08
 Options canceled or forfeited          (113,750)             $16.57
                                         -------
Balance at December 31, 1998             732,500              $14.85
 Options granted                         390,000              $ 7.00
 Options canceled or forfeited          (445,500)             $15.74
                                         -------
Balance at December 31, 1999             677,000              $ 9.74
 Options granted                         225,000              $ 4.88
 Options canceled or forfeited          (208,500)             $13.37
						     -------
Balance at December 31, 2000             693,500              $ 7.07
                                         =======

The following table summarizes stock options outstanding and exercisable as of December 31, 2000:

                           Outstanding                   Exercisable
                  ----------------------------       ---------------------
                           Remaining  Average                    Average
  Exercise        No. of    Average   Exercise       No. of      Exercise
 Price Range      Options    Life      Price         Options      Price
-------------     -------   -------   -------        -------     --------

    $4.88         225,000   4.1 yrs   $ 4.88         112,500      $ 4.88
    $7.00         379,750   3.1 yrs   $ 7.00         312,313      $ 7.00
$12.50-$13.50      88,750   1.6 yrs   $12.94          66,562      $12.94
                  -------                            -------
                  693,500   3.0 yrs   $ 7.07         491,375      $ 7.32
                  =======                            =======

No compensation expense has been recognized by the Company for its incentive stock plan in accordance with the Company's continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as the exercise price of options granted has either been equivalent to or higher than the market price of the Company's stock on the date of grant. Had the fair value method of accounting contemplated by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," been applied to the Company's incentive stock plan, the Company's net income (loss) and earnings (loss) per common share would have been revised to the pro forma amounts indicated below:
                                                  Years ended December 31,
                                                 2000       1999       1998
                                               -------    -------     ------
Net loss for common shareholders:
  As reported                                 $(77,457)   $(11,347)  $(4,491)
  Pro forma                                    (77,807)    (11,536)   (4,766)

Loss per common share (basic and diluted):
  As reported                                   $(8.66)     $(1.27)    $(.50)
  Pro forma                                      (8.70)      (1.29)     (.53)

The pro forma impact only takes into account options granted since April 1996, and such impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the years ended December 31, 2000 and 1999, respectively: risk-free interest rates of 6.6% and 5.0%; no dividend yield; expected common stock market price volatility factor of 55.2% and 47.9%; and a weighted average expected life of the options of five years. The weighted average fair value of options granted for the year ended December 31, 2000 and 1999, respectively, were $2.68 and zero.

9.   INCOME TAXES

The components of the provision (benefit) for income taxes for 2000, 1999, and 1998, are as follows:
                                                Years ended December 31,
                                               2000       1999       1998
                                               ----       ----       ----
 Current:
   Federal                                   $(1,421)   $ 1,011     $  196
   State                                          22         91        (58)
                                              ------     ------     ------
                                              (1,399)     1,102        138
                                              ------     ------     ------

 Deferred (primarily Federal):
   Current                                     1,299        421       (543)
   Non-current                                (1,166)    (6,210)    (2,039)
                                              ------     ------     ------
                                                 133     (5,789)    (2,582)
                                              ------     ------     ------

 Income tax benefit                          $(1,266)   $(4,687)   $(2,444)
                                              ======     ======     ======

The above amounts for 1999 do not include the $1,423 of tax benefits related to the extraordinary charge on debt refinancing described in Note 6.

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The net deferred income tax liabilities of the Company are comprised of the following as of:

                                                            December 31,
                                                          2000       1999
                                                         ------     ------
Deferred tax assets attributable to:
  Non-deductible liabilities and reserves               $ 4,301    $ 1,299

  Net operating loss and alternative minimum
   tax credit carryovers expiring through
   the year ending December 31, 2020                     28,779     19,073

                                                         ------     ------
Gross deferred tax assets                                33,080     20,373

Total deferred tax liabilities, primarily related
 to property basis differences and related effects,
 including accelerated tax depreciation                   6,818     20,240
                                                         ------     ------
Net deferred tax assets                                  26,262        133

Valuation allowance                                      26,262        -
                                                         ------     ------
Deferred tax assets after valuation allowance               -       20,373
                                                         ------     ------
Net deferred tax assets, net of $ - and $1,299,
 respectively, reflected in other current assets        $   -      $  (133)
                                                         ======     ======
A reconciliation of the provision (benefit) for income taxes to the maximum statutory Federal rate of 35% is as follows for the following periods:


                                                  Year ended December 31,
                                                2000       1999       1998

                                                ----       ----       ----

 Tax at statutory Federal rate               $(27,483)   $(4,617)   $(2,357)
 Change in valuation allowance                 26,262        -          -
 State income taxes (benefits),
  net of federal tax benefit                        4       (295)      (347)

 Goodwill amortization                            101        101        101
 Other                                           (150)       124        159
                                               ------     ------      -----
                                             $ (1,266)   $(4,687)   $(2,444)

                                               ======     ======      =====

Realization of the tax loss and credit carryforwards available to the Company is contingent on generating sufficient amounts of future taxable earnings in the jurisdictions in which the Company operates. In 2000, the Company recorded a full valuation allowance against its net deferred tax assets, consistent with the determination that it is "more likely than not" that all of the Company's net deferred tax assets will not be realized. The Company considered the recent losses incurred by the Company, as well as the difficult market environment faced by the flat rolled steel industry as a whole, in its assessment of the need for a valuation allowance. The Company will continue to assess the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. The Company continues to assess and evaluate strategies that might enable the carryforwards, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately for each item at such time when it is determined that the "more likely than not" approach is satisfied.

During 2000, 1999, and 1998, the Company made cash payments for income taxes of $59, $105, and $317, respectively. Of the amount paid during 1998, $200 was claimed as a Federal refund in January 1999. During 1998, the Company received Federal tax refunds totaling $2,097.

10.   COMMITMENTS AND CONTINGENCIES

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

The Company leases a variety of assets for use in its operations. With respect to operating leases of steel processing equipment and certain real property, the Company has negotiated purchase options that are effective prior to or at the end of the lease term of such operating lease agreements. With respect to the Company's operating lease commitments, net aggregate future lease payments as of December 31, 2000, adjusted in light of the June 2001 sale of the cold rolling and coil pickling assets to Enron discussed more fully in Note 2, are payable as follows: 2001--$2,677, 2002--$1,890, 2003--
$1,814, 2004--$1,715, 2005--$743, and thereafter--$2,455; for total operating lease commitments of $11,294.

The Company is a party to certain severance and employment agreements with its executive officers and other members of senior management, which agreements provide termination and other benefits to such individuals.

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the calendar years ended December 31, 2000 and 1999 follows:

                               First      Second       Third     Fourth
                              quarter     quarter     quarter    quarter      Year
                              -------     -------     -------    -------     ------
Net sales:
  2000                        $85,860     $79,421     $66,313    $55,010    $286,605
  1999                         90,377      90,863      84,199     84,508     349,947

Gross profit:
  2000 (a)                      8,068       5,025         611     (9,543)      4,161
  1999                          2,147       3,588       5,610      6,387      17,732

Net income (loss) before
 extraordinary item:
  2000 (a)(b)(c)                  624      (1,219)     (3,930)   (72,732)    (77,257)
  1999 (d)                     (3,177)     (3,048)       (946)    (1,332)     (8,503)

Net income (loss):
  2000 (a)(b)                     624      (1,219)     (3,930)   (72,732)    (77,257)
  1999 (d)(e)                  (3,177)     (5,692)       (946)    (1,332)    (11,147)

Earnings (loss) per common
 share (basic and diluted):
  Net income (loss) before
   extraordinary item:
    2000 (a)(b)                   .06        (.14)       (.45)     (8.13)      (8.66)
    1999 (d)                     (.36)       (.35)       (.11)      (.15)       (.97)

  Net income (loss):
    2000 (a)(b)                   .06        (.14)       (.45)     (8.13)      (8.66)
    1999 (d)(e)                  (.36)       (.65)       (.11)      (.15)      (1.27)

(a) In the fourth quarter of 2000, the Company recorded a $7.0 million reserve against the carrying value of its inventory due to market value declines and other issues associated with its intermediate steel processing business.
(b) In the fourth quarter of 2000, the Company recorded an asset impairment charge of
    $54,206 against the carrying value of its cold rolling and coil pickling assets that are subject to disposition as more fully described in Note 2.
(c) In the fourth quarter of 2000, the Company wrote-off its net deferred tax assets balance of $2,531 that existed as of September 30, 2000.  No further deferred tax benefits were recorded in the fourth quarter associated with the Company's losses.
(d) In the fourth quarter of 1999, the Company incurred a pre-tax non-recurring loss of $1,720 on the sale of its South Carolina facility as more fully described in
Note 3.
(e) In the second quarter of 1999, the Company incurred a net of tax extraordinary loss of $2,644 (or $.30 per common share, basic and diluted) on refinancing of the
Company's long-term debt, as more fully described in Note 6.



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Huntco Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of Huntco Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
June 13, 2001










ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Restated Articles of Incorporation and the Bylaws as amended provide for a classified Board of Directors, with the Board divided into three classes whose terms expire at different times. The Company presently has five directors. One member is to be elected to the Board of Directors at the Annual Meeting to serve for a term of three years. The sole nominee of the Board of Directors' at the Annual Meeting, Mr. James J. Gavin, Jr., is currently a director of the Company.


         Information as of May 10, 2001 Regarding the Board of Directors of the Company
         ------------------------------------------------------------------------------
                                        Present Term
Name                           Age        Expires                Business Experience
----                           ---        -------   ---------------------------------------------
B.D. Hunter                    71           2002    Chairman of the Board of the Company since
                                                    May 1993.  Chief Executive Officer of the
                                                    Company from May 1993 until May 2000.
                                                    Chairman of the Board of Huntco Enterprises
                                                    and of Acquisitions since 1986.  Chairman of
                                                    the Board of Farms since 1990, of Midwest
                                                    Products, Inc. ("Midwest Products") since
                                                    1989, and of Huntco Steel, Inc. ("Huntco
                                                    Steel") since 1986.  Director of Service
                                                    Corporation International for over five
                                                    years and Vice Chairman since January 2000.
                                                    Director of Cash America International, Inc.
                                                    Resigned as Director of Celebrity, Inc. in
                                                    November 2000.

Robert J. Marischen            48          2002     Chief Executive Officer of the Company since
                                                    May 2000. President of the Company since
                                                    January, 1999; Vice Chairman of the Board of
                                                    the Company since May 1993.  Chief Financial
                                                    Officer of the Company from May 1993 to
                                                    October 1999. President, Chief Executive
                                                    Officer and Director of Huntco Enterprises
                                                    and Acquisitions since 1986 and of Farms
                                                    since 1990. Director and President of Huntco
                                                    Steel.  Director of Midwest Products.
                                                    Member of the Board of Governors of Cardinal
                                                    Glennon Children's Hospital.

James J. Gavin, Jr.            78           2001    Director of the Company since May 1993.
                                                    Retired; Vice Chairman and Director of Borg-
                                                    Warner Corporation ("Borg-Warner"), a
                                                    publicly held, diversified manufacturing
                                                    company, from 1985 until retirement in 1987;
                                                    Senior Vice President of Finance of Borg-
                                                    Warner until 1985.

Donald E. Brandt               46          2003     Director of the Company since May 1993.
                                                    Senior Vice President-Finance of Ameren
                                                    Corporation, a public utility holding
                                                    company, since January 1998.  Senior Vice
                                                    President-Finance and Corporate Services of
                                                    Union Electric Company from July 1993 to
                                                    January 1998; Senior Vice President-Finance
                                                    and Accounting of Union Electric Company for
                                                    the five-year period prior thereto.

Michael M. McCarthy            62          2003     Director of the Company since May 1993.
                                                    Chairman of the Board of McCarthy Holdings,
                                                    Inc. ("McCarthy Holdings"), a large,
                                                    privately-owned commercial construction
                                                    company, since 1977.  Chief Executive Officer
                                                    of McCarthy Holdings from 1977 to 1999.
                                                    Director of Firstar Bank of St. Louis.



Other Executive Officers:

Anthony J. Verkruyse, 42, has been Chief Financial Officer of the Company since October 1999. Mr. Verkruyse, the only executive officer of the Company who is not a director, continues to serve as Vice President, Secretary and Treasurer of the Company, positions he has held since May 1993. Mr. Verkruyse plans to terminate his employment with the Company prior to the end of June 2001, in order to pursue other opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish the Company with copies of all reports filed by them pursuant to Section 16(a).

Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that, except as described below, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during Fiscal 2000. Robert Egizii failed to file his Form 3 on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

Directors' Fees:

Neither Mr. Hunter nor Mr. Marischen, both of whom are employees and directors of the Company, received or receive retainers or fees for attendance at Board or Board committee meetings. Messrs. Brandt, Gavin and McCarthy received during 2000, and the Company anticipates that they will continue to receive during 2001, $1,000 each for attendance at every Board meeting they attend and $500 each for attendance at every meeting of those committees of the Board on which they serve. In addition, during 2000, Mr. Gavin was paid $2,500 quarterly for serving on the Executive Committee, and the Company anticipates that he will continue to receive this amount during 2001.

During 2000, Messrs. Brandt, Gavin and McCarthy each were awarded options to purchase 1,500 Class A Shares of the Company under the 1993 Plan. The options have an exercise price equal to the market price of the Class A Shares on the date of grant, which was $4.875. Of the options to purchase 1,500 Class A Shares awarded to each of the non-employee directors, one-half were exercisable on the date of grant with the remaining options becoming exercisable in equal increments on the first two anniversaries of the date of grant.



Summary Compensation Table:

                                                              Long Term
                                                         Compensation Awards
                                                        ---------------------
    Name and                     Annual Compensation    Securities Underlying     All Other
Principal Position     Year      Salary($)(1) Bonus($)    Options/SARs(#)(2)   Compensation($)(3)
------------------     ----      ---------------------  --------------------   ------------------
B.D. Hunter,           2000      $350,000      $26,393        50,000(4)            $3,400
Chairman               1999      $315,000        --           60,000(5)            $3,200
                       1998      $306,075        --             --                 $3,200

Robert J. Marischen,   2000      $350,000      $26,393        50,000(4)            $3,400
Vice Chairman, CEO     1999      $300,000        --          160,000(6)            $3,200
and President          1998      $278,250        --             --                 $3,200

Anthony J. Verkruyse,  2000      $150,000      $11,311        25,000(4)            $3,400
Chief Financial        1999      $130,000      $10,000        25,000(5)            $2,600
Officer(7)

(1)    Amounts shown include cash compensation earned and received as well as compensation earned but deferred at the election of the executive officer.

(2)    This column represents grants made under the 1993 Plan.

(3)    Reflects matching contributions by the Company under the Retirement Savings Plan, which is a defined contribution plan.

(4)    These options awarded on February 3, 2000 represent non-qualified stock options exercisable at $4.875 per share, with 50% of the options exercisable at the grant date and an additional 25% become exercisable on the following two anniversary dates of the grant date.

(5)    These options awarded on February 15, 1999 represent non-qualified stock options exercisable at $7.00 per share, with 50% of the options exercisable at the grant date and an additional 25% become exercisable on the following two anniversary dates of the grant date.

(6)    All of these options were awarded on February 15, 1999; 110,000 represent non-qualified stock options exercisable at $7.00 per share that, at the option of the NEO, were granted to replace the 150,000 IPO Stock Options originally granted to the NEO exercisable at $17.00 per share.  The remaining 50,000 non-qualified stock options are exercisable at $7.00, with 50% of the options exercisable at the grant date and an additional 25% exercisable on the following two anniversary dates of the grant date.

(7)    Mr. Verkruyse was elected as the Chief Financial Officer of the Company in October 1999.
Prior to such election, he was not a NEO of the Company.


Option/SAR Grants in Last Fiscal Year:

                                  Individual Grants
                     ---------------------------------------------------------------------------
                     Number of      % of Total                        Potential Realizable Value
                     Securities     Options/SARs                        at Assumed Annual Rates
                     Underlying     Granted to   Exercise             of Stock Price Appreciation
                     Options/       Employees    or base   Expira-        for Option Term (1)
                        SARs        in Fiscal    price      tion      --------------------------
Name                 Granted(#)     Year(2)      ($/Sh)     Date         5%($)         10%($)
----                 ----------     --------     ------    ------        ----          -----
B.D. Hunter           50,000(3)(4)    22.2%       $4.875   02/3/2005    $67,344       $148,812

Robert J. Marischen   50,000(3)(4)    22.2%       $4.875   02/3/2005    $67,344       $148,812

Anthony J. Verkruyse  25,000(3)(4)    11.1%       $4.875   02/3/2005    $33,672       $ 74,406

(1)    The 5% and 10% rates are set by the SEC for this table and are not intended to forecast possible future appreciation, if any, of the stock price of the Company's Class A Shares.  The
Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2)    Represents the percent that the number of stock options awarded during 2000 to the NEO is to all stock options awarded to eligible employees and directors during 2000.

(3)    No SARs were granted in tandem with the options.

(4)    These non-qualified stock options were awarded on February 3, 2000.  One-half of the options granted were exercisable on the date of grant and an additional one-quarter become exercisable on each of the first and second anniversaries of the date of grant.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values:


                        Number of Securities Underlying         Value of Unexercised In-the-Money
                      Unexercised Options/SARs at FY-End(#)         Options/SARs at FY-End($)
Name                       Exercisable/Unexercisable<F1>            Exercisable/Unexercisable
----                       ----------------------------             -------------------------
B.D. Hunter                      77,500/42,500                              0/0

Robert J. Marischen             180,000/40,000                              0/0

Anthony J. Verkruyse             35,000/20,000                              0/0


Severance Agreement and Employment Agreements:

     Description of Severance Agreement:

	Effective January 1, 2000, Mr. Hunter executed a severance agreement with the
Company.  If Mr. Hunter resigns his employment in conjunction with a change of control of the Company, then the severance agreement provides that Mr. Hunter will receive a payment equal to three times his base salary.  The severance agreement also provides that Mr. Hunter will receive medical and dental benefits at the Company's expense for three years following his termination.
In addition, the Company is responsible for paying any tax payable by Mr.
Hunter imposed by Section 4999 of the Internal Revenue Code with respect to any excess parachute payments in connection with such resignation. The severance agreement also contains non-competition, non-interference and non-
solicitation provisions that are effective for three years following Mr.
Hunter's termination.

     Description of Employment Agreements:

Messrs. Marischen and Verkruyse are parties to employment agreements with the Company. Effective January 1, 2000, the Company adopted a new form of employment agreement that was used in replacing prior agreements with Messrs. Marischen and Verkruyse, as well as with certain other non-executive officers of the Company or one of its subsidiaries. The initial term of employment agreements was for one year with automatic renewals on January 1 of each year, unless an agreement is terminated by the Company or by the employee, or if the employee dies or is permanently disabled.

The employment agreements specify the officer's base salary and further provide that the Board of Directors or any authorized committee of the Board shall review overall compensation at least annually to determine its adequacy and to determine any incentive or performance bonus to which the officers may be entitled. For the year ended December 31, 2000, the employment agreements executed with Messrs. Marischen and Verkruyse provided for base salaries of $350,000 and $150,000, respectively. The employment agreements also provide that the officers are entitled to participate in all medical, disability, life and other insurance plans and all other employment benefits as are generally available to other employees of the Company.

Messrs. Marischen and Verkruyse are entitled to certain severance payments under their employment agreements, except in the event of their termination by the Company for "cause" or upon their voluntary resignation not involving a "change of control". Generally, if their employment is terminated without cause, the Company will pay their annual base salaries for three years from the date of termination in the case of Mr. Marischen and for two years in the case of Mr. Verkruyse. Each would also be entitled to receive the bonus, if any, which they may have earned or which may have accrued during the quarter in which employment is terminated without cause but which had not yet been paid.

The employment agreements also provide for severance payments if Messrs. Marischen or Verkruyse resign from their employment with the Company, or its successor, within twelve months following a "change of control" as that term is defined in their employment agreements. Mr. Marischen is entitled to a payment equal to three times his base salary, payable in a lump sum, if he resigns under any circumstances in the event of a change of control. Subject to certain restrictions, Mr. Verkruyse is entitled to a lump sum payment equal to two times his base salary if he resigns pursuant to a change of control. Messrs. Marischen or Verkruyse would also be entitled to payment of the bonus, if any, which they may have earned or which may have accrued on their behalf during the quarter in which their employment is terminated. In addition, Mr. Marischen is also entitled to remain on the Company's medical and dental insurance for three years following such resignation, and Mr. Verkruyse is entitled to remain on the Company's medical and dental insurance for two years following such resignation. In addition, the Company is responsible for paying any tax payable by its officers imposed by Section 4999 of the Internal Revenue Code with respect to any excess parachute payments in connection with such resignation.

The Employment Agreements contain non-competition, non-interference and non-solicitation provisions that are effective for three years in the case of Mr. Marischen and two years in the case of Mr. Verkruyse, following their respective terminations for any reason.

Compensation Committee Interlocks and Insider Participation:

All Compensation Committee members are non-employee directors. Messrs. Hunter and Marischen consulted with the Compensation Committee regarding executive compensation and were present at the meeting of the Committee at which the remuneration for each of the Company's executive officers for 2000 was determined, including their own 2000 bonus.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holdings of Management and Principal Shareholders:

The table below indicates certain information as of May 10, 2001 regarding the beneficial ownership of the Class A Shares and the Class B Shares by (i) each director of the Company, including the nominee for election as director, (ii) each executive officer named in the Summary Compensation Table, (iii) companies controlled by the Company's Chairman of the Board, and (iv) all executive officers and directors of the Company as a group.

                                                         Percent of Total(1)
                              Number of      Number of   -------------------
                               Class A        Class B      Percent of Total     Percent of Total
Name                           Shares         Shares      Class A    Class B     Voting Power(2)
----                           ------         ------      -------    -------     ----------------
B.D. Hunter(3)(4)            1,232,254(5)    3,650,000      22.8%     100.0%          90.1%

Huntco Acquisitions
 Holding, Inc.(3)(4)              -          3,145,000        -        86.2%          75.3%

Huntco Farms, Inc.(3)(4)          -            505,000        -        13.8%          12.1%

Robert J. Marischen(4)(6)      258,808(7)        -           4.7%        -             (8)

Anthony J. Verkruyse(6)         56,462(9)        -           1.1%        -             (8)

Donald E. Brandt                 8,285(10)       -           (8)         -             (8)

James J. Gavin, Jr.             35,875(11)       -           (8)         -             (8)

Michael M. McCarthy             64,375(12)       -           1.2%        -             (8)

All executive officers
 and directors as a
 group (6 persons)           1,619,059(13)   3,650,000      28.5%     100.0%          90.3%


(1)    The percent of ownership of Class A Shares and Class B Shares has been calculated in accordance with the rules promulgated by the Securities and Exchange Commission (the "SEC").  The
numerator is comprised of the number of Class A Shares or Class B Shares, as appropriate, owned by the individual or entity (including, with respect to the Class A Shares, the number of Class A
Shares issuable upon exercise of stock options granted under the Huntco Inc. 1993 Incentive Stock
Plan (the "1993 Plan") which are currently exercisable or which will become exercisable within sixty days of May 10, 2001).  The denominator is comprised of the number of shares represented by all of the issued and outstanding shares of that class (including, with respect to the Class A
Shares, the number of Class A Shares issuable upon exercise of stock options granted under the
1993 Plan which are currently exercisable or will be exercisable within sixty days of May 10,
2001, awarded to such individual, but excluding the number of Class A Shares issuable upon exercise of options granted to any other individual).

(2)     The percent of total voting power has also been calculated in accordance with the rules promulgated by the SEC.  The numerator is comprised of the number of votes appertaining to each share of Common Stock owned by the individual or entity (plus the number of votes represented by the Class A Shares issuable upon exercise of stock options granted under the 1993 Plan which are currently exercisable or which will become exercisable within sixty days of May 10, 2001). The denominator is comprised of the number of votes represented by all of the issued and outstanding shares of Common Stock (plus the number of votes represented by the Class A Shares issuable upon exercise of stock options granted under the 1993 Plan which are currently exercisable or which will become exercisable within sixty days of May 10, 2001 awarded to such individual, but excluding the votes represented by the Class A Shares issuable upon exercise of options granted to any other individual).

(3)     Mr. B. D. Hunter, the Company's Chairman of the Board, owns all of the outstanding preferred stock of Huntco Enterprises, Inc. ("Huntco Enterprises"), which, in conjunction with the shares of common stock of Huntco Enterprises over which he shares voting control as trustee of various Trusts (as defined below), gives him substantially all of the voting control of that entity.  Huntco Enterprises is the ultimate parent company of Huntco Farms, Inc. ("Farms") and
Huntco Acquisitions Holdings, Inc. ("Acquisitions"). Substantially all of the remaining shares of
Farms and Acquisitions are owned by other persons or trusts with which Mr. Hunter is affiliated.
 Therefore, Mr. Hunter has or shares voting control with respect to substantially all of the
Class B Shares owned by Acquisitions and Farms.  In connection with loans made to Acquisitions and Farms by certain lenders, Acquisitions and Farms have pledged all 3,650,000 of the Class B
Shares they own, along with other collateral, to those banks as security for the loans. If
Acquisitions and Farms were to default under the loans, the banks could compel Acquisitions and
Farms to convert the pledged Class B Shares into Class A Shares and the banks could thereafter foreclose on the shares and attempt to sell them.  If this were to occur, it is possible that none of Mr. Hunter, Enterprises, the Trusts, the Grandchildren's Trusts, Acquisitions or Farms
would possess voting control of the Company.  The business addresses of Mr. Hunter, Farms and
Acquisitions is 14323 S. Outer Forty, Suite 600 N., Town & Country, Missouri 63017.

(4)     Mr. B. D. Hunter and Mr. Robert J. Marischen are co-trustees of certain trusts created by
Mr. Hunter for the benefit of his children (the "Trusts").  Mr. Marischen and another individual are co-trustees of certain trusts for the benefit of Mr. Hunter's grandchildren (the
"Grandchildren's Trusts").  The Trusts and the Grandchildren's Trusts own substantially all of the common stock of Huntco Enterprises.  Under the terms of the Trusts and the Grandchildren's
Trusts, the co-trustees must approve the voting and investment decisions with respect to shares held by the Trusts and the Grandchildren's Trusts.  Accordingly, Messrs. Hunter and Marischen
share voting and investment power over the 3,650,000 Class B Shares owned by Farms and
Acquisitions.  Additionally, Mr. Hunter owns all of the outstanding preferred stock of Huntco
Enterprises that, in conjunction with the shares of common stock of Huntco Enterprises over which he shares voting control as trustee of the Trusts, gives him substantially all of the voting control of that entity.  Mr. Marischen disclaims beneficial ownership of the Class B Shares owned by Farms and Acquisitions, and these Class B Shares are not reflected in the table herein as being beneficially owned by Mr. Marischen.

(5)     Sole voting and investment power over 1,195,254 Class A Shares, which includes 107,500
Class A Shares issuable upon exercise of stock options granted under the 1993 Plan.  Does not include 12,500 Class A Shares underlying stock options granted under the 1993 Plan that are not currently exercisable.  Shared voting and investment power over 37,000 Class A Shares owned by a corporation of which Mr. Hunter is the owner of 49% of the issued and outstanding voting capital stock and of which Mr. Marischen is the owner of 51% of the issued and outstanding voting capital stock.  Due to the nature of the professional relationship between Messrs. Hunter and Marischen, these 37,000 Class A Shares are deemed owned by each of them.

(6)    Mr. Marischen, Mr. Verkruyse and one other Company employee are co-trustees of a trust
(the "401(k) Trust") established for the purpose of holding and investing assets of the Huntco
Inc. 401(k) Retirement Savings Plan (the "Retirement Savings Plan").  The trustees make voting decisions with respect to the Class A Shares held by the 401(k) Trust.  Therefore, Mr. Marischen and Mr. Verkruyse have shared voting power over a total of 82,976 Class A Shares owned by the
401(k) Trust, although they disclaim beneficial ownership of the Class A Shares owned by that trust except for the Class A Shares allocated to their own individual accounts in the Retirement
Savings Plan as noted below.

(7)    Sole voting and investment power over 221,397 Class A Shares, which includes 207,500 Class
A Shares issuable upon exercise of stock options granted to Mr. Marischen under the 1993 Plan.
Does not include 12,500 Class A Shares underlying stock options granted under the 1993 Plan that are not currently exercisable.  Shared voting and investment power over 37,411 Class A Shares.
Of these Class A Shares, 37,000 are the Class A Shares owned by the company that is owned by
Messrs. Marischen and Hunter described with more particularity in Note 5 above. Mr. Marischen maintains 3,753 Class A Shares in his account in the Retirement Savings Plan

(8)   Less than 1%.

(9)   Sole voting and investment power over 56,462 Class A Shares that includes 48,750 Class A
Shares issuable upon exercise of stock options granted to Mr. Verkruyse under the 1993 Plan.
Does not include 6,250 Class A Shares underlying stock options granted under the 1993 Plan that are not currently exercisable.  Mr. Verkruyse maintains 2,137 Class A Shares in his account in the Retirement Savings Plan.

(10)   Includes 5,875 Class A Shares issuable upon exercise of stock options granted to this
Director under the 1993 Plan.  Does not include 1,125 Class A Shares underlying stock options granted under the 1993 Plan that are not currently exercisable.

(11) Includes 10,000 Class A Shares held by a charitable foundation of which Mr. Gavin is president, but with respect to which Class A Shares Mr. Gavin disclaims beneficial ownership.

(12) Mr. McCarthy disclaims beneficial ownership of 51,500 Class A Shares owned by companies with which he is affiliated.

(13)    Includes 381,375 Class A Shares issuable upon exercise of options granted to directors and executive officers under the 1993 Plan.


The following table sets forth information as of May 10, 2001 regarding all persons known to be the beneficial owners of more than five percent of the Company's Class A Shares who are not connected with the Company otherwise than through ownership of the Class A Shares:

                                                                           Percent of
                                                Number of                Class A Shares
     Name and Address                         Class A Shares               Outstanding
     ----------------                         --------------               -----------
     Dimensional Fund Advisors Inc.             376,900(1)                    7.1%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, California 90401

     Stephen Watson                             484,000(2)                    9.2%
     237 Park Avenue, Suite 801
     New York, New York 10017

     Robert Egizii                              639,298(3)                   12.1%
     700 N. MacArthur Blvd.
     Springfield, Illinois 62702

(1)    The information in this footnote is provided pursuant to Schedule 13G dated February 2,
2001 and filed with the SEC by Dimensional Fund Advisors Inc. ("Dimensional"), which reports that it is an investment adviser registered under the Investment Advisers Act of 1940, as amended.
Dimensional reports that it furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, as amended, and serves as investment manager to certain other commingled group trusts and separate accounts.  These investment companies, trusts and accounts are the "Funds."  Dimensional further reports that in its role as investment adviser or manager, it possesses voting and/or investment power over the 376,900 Class A Shares owned by the
Funds. Dimensional disclaims beneficial ownership of such Class A Shares.

(2)    The information in this footnote is provided pursuant to Schedule 13G dated February 14,
2001 and filed with the SEC by Stephen Watson, who reports that he is an individual with sole voting and investment power over all of the 484,000 Class A Shares owned by him.

(3)    The information in this footnote is provided pursuant to the Form 3 and the Form 4s filed with the SEC by Robert Egizii.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and its wholly owned subsidiary, Huntco Steel, lease space for their executive offices located in Town & Country, Missouri, in an office building that was owned by Huntco Farms until April 30, 2001. Huntco Farms is and was controlled by Mr. B. D. Hunter. See footnote 3 of the first table under "Holdings of Management and Principal Shareholders" found under Item 12 above for a discussion of the relationship between Mr. Hunter and Huntco Farms. Market-based lease payments made by the Company and Huntco Steel totaled $135,300 to Huntco Farms in 2000. Five year lease commitments at market rates were executed effective September 1, 1999 for the above-referenced office space, which leases require payments totaling $135,300 during the first three years of the two leases, and annual payments totaling $148,760 in years four and five of the leases. The Company also leases a ranch facility in Colorado owned by Huntco Farms that the Company uses primarily for the entertainment of customers. During 2000, the Company made lease payments to Huntco Farms totaling $60,000 relating to its use of the property in Colorado. The Company intends to make similar payments for such leased facilities during 2001.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this Report:

      (1) Financial Statements -- The Company's financial statements together with the report thereon of PricewaterhouseCoopers LLP dated June 13, 2001, are set forth herein under Item 8.

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

     4(ii)(a)(3): Amendment No. 1 to Loan and Security Agreement dated June 8, 2001, by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors.

     4(ii)(a)(4): Pledge Agreement dated June 8, 2001, executed by Huntco Nevada, Inc., in favor of Congress Financial Corporation (Central), as Lender; similar pledge agreement executed in favor of Congress Financial Corporation (Central) by Huntco Inc.

     4(ii)(b)(1): Loan Agreement by and among Enron North America Corp. as Lender, Huntco Steel, Inc. as Borrower, and Huntco Inc., Huntco Nevada, Inc., Midwest Products, Inc., and HSI Aviation, Inc. as additional obligors dated April 6, 2001.

     4(ii)(b)(2): First Amendment to Loan Agreement by and among Enron North America Corp. as Lender, Huntco Steel, Inc. as Borrower, and Huntco Inc., Huntco Nevada, Inc., Midwest Products, Inc., and HSI Aviation, Inc. as additional obligors dated April 6, 2001.

     4(ii)(b)(3): Security Agreement dated April 6, 2001, executed by Huntco Inc. in favor of Enron North America Corp., as Secured Party,; similar Security Agreements executed in favor of Enron North America Corp. by each of Huntco Nevada, Inc., Huntco Steel, Inc. and Midwest Products, Inc.

     4(ii)(b)(4): Pledge Agreement dated April 6, 2001, executed by Huntco Inc., in favor of Enron North America Corp., as Lender; similar pledge agreement executed in favor of Enron North America Corp. by Huntco Nevada, Inc.

     4(ii)(c): Intercreditor and Subordination Agreement dated June 8, 2001, by and among Congress Financial Corporation (Central) and Enron North America Corp., acknowledged by Huntco Steel, Inc., Huntco Inc., Huntco Nevada, Inc. and Midwest Products, Inc.

     10(i)(a):  Huntco Inc. Class A common stock warrant dated June 8, 2001.

     10(i)(b): Registration Rights Agreement dated June 8, 2001, between the Company and Enron North America Corp.

     10(ii)(B)(1): Master Steel Purchase and Sale Agreement between Huntco Steel, Inc. and Enron North America Corp. dated April 6, 2001.

     10(ii)(B)(2): Inventory Management Agreement Phase I dated April 6, 2001, by and between Enron North America Corp. and Huntco Steel, Inc.

     10(ii)(B)(3): Inventory Management Agreement Phase II dated April 6, 2001, by and between Enron North America Corp. and Huntco Steel, Inc.

     10(ii)(C)(1): Asset Purchase Agreement dated as of April 30, 2001 by and among Huntco Steel, Inc., Huntco Inc., and Enron Industrial Markets LLC, with respect to the Company's sale of its cold rolling and coil pickling operations.

     10(ii)(C)(2): First Amendment to Asset Purchase Agreement dated June 8, 2001, by and among Enron Industrial Markets LLC, Huntco Steel, Inc. and Huntco Inc., with respect to the Company's sale of its cold rolling and coil pickling operations.

     10(ii)(C)(3): Assignment of Contract dated June 8, 2001, by and between Enron Industrial Markets LLC ("EIM") in favor of EBF LLC, whereby EIM assigned its rights pursuant to that certain Asset Purchase Agreement dated April 30, 2001, as amended on June 8, 2001, to EBF LLC; with Huntco Steel, Inc. and Huntco, Inc. acknowledging their consent to the Assignment.

     10(iii)(A)(4): Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 2001.

     23:  Consent of PricewaterhouseCoopers LLP.

     24: Powers of Attorney submitted by B. D. Hunter, Robert J. Marischen, Anthony J. Verkruyse, James J. Gavin, Jr., Donald E. Brandt and Michael M. McCarthy.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on October 23, 2000 that incorporated by reference into Item 5, "Other Events", and filed as an exhibit to such Form 8-K, the press release issued by the Company that discussed its earnings for the three and nine months ended September 30, 2000, and provided certain forward-looking data for the year ending December 31, 2000.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUNTCO INC.
                                              (Registrant)

Date: June 14, 2001                          By:/s/ Anthony J. Verkruyse
                                                 ------------------------
                                                  Anthony J. Verkruyse,
                                                   Vice President and
                                                   Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the date indicated have signed this report below.


    /s/ B. D. Hunter               Director, Chairman of the    June 14, 2001
---------------------------------   Board
      B. D. Hunter


    /s/ Robert J. Marischen        Director, Vice Chairman of   June 14, 2001
---------------------------------   the Board, Chief Executive
      Robert J. Marischen           Officer & President
                                    (Principal Executive Officer)

    /s/ Anthony J. Verkruyse       Vice President and Chief     June 14, 2001
---------------------------------   Financial Officer
      Anthony J. Verkruyse          (Principal Financial
                                    And Accounting Officer)

    /s/ Donald E. Brandt           Director                     June 14, 2001
---------------------------------
      Donald E. Brandt

    /s/ James J. Gavin, Jr.        Director                     June 14, 2001
---------------------------------
      James J. Gavin, Jr.

    /s/ Michael M. McCarthy        Director                     June 14, 2001
---------------------------------
      Michael M. McCarthy


                                 EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                           Exhibit Description
-----------      ---------------------------------------------------------------------

3(i):				Restated Articles of Incorporation of Huntco Inc. incorporated by reference to Exhibit 3(i) of the Company's 1995 Annual Report on Form
10-K, filed on July 28, 1995.

3(ii):				Amended and Restated Bylaws of Huntco Inc., incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended
October 31, 1997, filed on December 15, 1997.

4(i)(a):			Reference is made to Articles III and VIII of the Restated Articles of Incorporation of Huntco Inc., incorporated by reference to Exhibit
3(i) of the Company's 1995 Annual Report on Form 10-K filed July 28,
1995.

4(i)(b):			Certificate of Designation defining the terms and provisions of the
Company's Series A Preferred Stock, incorporated by reference to
Exhibit 4(v)(a) of the Company's Form 10-Q for the quarter ended
January 31, 1997, filed on March 14, 1997.

4(i)(d):			Reference is made to Articles III, IV, V, XI, XII, and XIII of the
Amended and Restated Bylaws of Huntco Inc., incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended
October 31, 1997, filed on December 15, 1997.

4(ii)(a)(1):		Loan and Security Agreement dated April 15, 1999, by and among
Congress Financial Corporation (Central), as Lender; Huntco Steel,
Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc.,
Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors;
incorporated by reference to Exhibit 4(ii)(a) of the Company's Form
10-Q for the quarter ended March 31, 1999, filed on May 14, 1999.

4(ii)(a)(2):		Form of Security Agreement dated April 15, 1999, executed by each of
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

4(ii)(a)(3):     Amendment No. 1 to Loan and Security Agreement dated June 8, 2001, by and among Congress Financial Corporation (Central), as Lender; Huntco
Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco
Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors.


4(ii)(a)(4):     Pledge Agreement dated June 8, 2001, executed by  Huntco Nevada, Inc.
in favor of Congress Financial Corporation (Central), as Lender;
similar pledge agreement executed in favor of Congress Financial
Corporation (Central) by Huntco Inc.

4(ii)(b)(1):      Loan Agreement by and among Enron North America Corp., Lender,
Huntco Steel, Inc., Borrower, and Huntco Inc., Huntco Nevada, Inc.,
Midwest Products, Inc., and HSI Aviation, Inc. as additional obligors dated April 6, 2001.

4(ii)(b)(2):     First Amendment to Loan Agreement by and among Enron North America
Corp. as Lender, Huntco Steel, Inc. as Borrower, and Huntco Inc.,
Huntco Nevada, Inc., Midwest Products, Inc., and HSI Aviation, Inc.
as additional obligors dated April 6, 2001.



4(ii)(b)(3):     Security Agreement dated April 6, 2001, executed by Huntco Inc. in favor of Enron North America Corp., as Secured Party; similar
Security Agreements executed in favor of Enron North America Corp. by each of Huntco Nevada, Inc., Huntco Steel, Inc. and Midwest Products,
Inc.

4(ii)(b)(4):     Pledge Agreement dated April 6, 2001, executed by  Huntco Inc., in favor of Enron North America Corp., as Lender; similar pledge agreement executed in favor of Enron North America Corp. by Huntco
Nevada, Inc.

4(ii)(c):       Intercreditor and Subordination Agreement dated June 8, 2001, by and among Congress Financial Corporation (Central) and Enron North
America Corp., acknowledged by Huntco Steel, Inc., Huntco Inc.,
Huntco Nevada, Inc. and Midwest Products, Inc.

9:				Omitted - not applicable.

10(i)(a):         Huntco Inc. Class A common stock warrant dated June 8, 2001.

10(i)(b):        Registration Rights Agreement dated June 8, 2001, between the Company and Enron North America Corp.

10(ii)(B)(1):    Master Steel Purchase and Sale Agreement between Huntco Steel, Inc.
and Enron North America Corp. dated April 6, 2001.

10(ii)(B)(2):   Inventory Management Agreement Phase I dated April 6, 2001, by and between Enron North America Corp. and Huntco Steel, Inc.

10(ii)(B)(3):   Inventory Management Agreement Phase II dated April 6, 2001, by and between Enron North America Corp. and Huntco Steel, Inc.

10(ii)(C)(1)     Asset Purchase Agreement dated as of April 30, 2001 by and among
Huntco Steel, Inc., Huntco Inc., and Enron Industrial Markets LLC,
with respect to the Company's sale of its cold rolling and coil pickling operations.

10(ii)(C)(2):    First Amendment to Asset Purchase Agreement dated June 8, 2001, by and among Enron Industrial Markets LLC, Huntco Steel, Inc. and Huntco
Inc., with respect to the Company's sale of its cold rolling and coil pickling operations.

10(ii)(C)(3)     Assignment of Contract dated June 8, 2001, by and among Enron
Industrial Markets LLC ("EIM") in favor of EBF LLC, whereby EIM assigned its rights pursuant to that certain Asset Purchase Agreement dated April 30, 2001, as amended on June 8, 2001, to EBF LLC; with
Huntco Steel, Inc. and Huntco, Inc. acknowledging their consent to the Assignment

10(iii)(A)(1):		Severance Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and B. D. Hunter, incorporated by reference to
Exhibit 10 (iii)(A)(1) of the Company's 1999 Annual Report on Form
10-K, filed on March 30, 2000.

10(iii)(A)(2):		Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Robert J. Marischen, incorporated by reference to Exhibit 10 (iii)(A)(2) of the Company's 1999 Annual
Report on Form 10-K, filed on March 30, 2000.

10(iii)(A)(3):		Employment Agreement dated as of January 1, 2000 executed by and between Huntco Inc. and Anthony J. Verkruyse, incorporated by reference to Exhibit 10 (iii)(A)(3) of the Company's 1999 Annual
Report on Form 10-K, filed on March 30, 2000.

10(iii)(A)(4):		Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 2001.

10(iii)(A)(5):		Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 2000, incorporated by reference to Exhibit 10 (iii)(A)(7) of the Company's 1999 Annual
Report on Form 10-K, filed on March 30, 2000.

10(iii)(A)(6):		Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1999, incorporated herein by reference to Exhibit 10(iii)(A)(5) of the Company's Form 10-K
filed on March 29, 1999.

10(iii)(A)(7):		Description of Performance Bonus Arrangement for executive officers for the calendar year ending December 31, 1998, incorporated herein by reference to Exhibit 10(iii)(A)(7) of the Company's Form 10-K
filed on March 30, 1998.

10(iii)(A)(8):		Huntco Inc. 1993 Incentive Stock Plan, as Amended and Restated in
1996, incorporated herein by reference to Exhibit 10(iii)(A)(2) of the Company's Form 10-Q for the quarter ended July 31, 1996, filed on
August 13, 1996.

10(iii)(A)(9):		Form of Option Agreement for Awards of Options under the Amended and
Restated 1993 Incentive Stock Plan, incorporated by reference to
Exhibit 10 (iii)(A)(9) of the Company's 1999 Annual Report on Form
10-K, filed on March 30, 2000.

10(iii)(A)(10):		Description of tax reimbursement arrangement between the Company and
Mr. Robert J. Marischen, upon exercise of certain non-qualified stock options, incorporated by reference to Exhibit 10 (iii)(A)(10) of the
Company's 1999 Annual Report on Form 10-K, filed on March 30, 2000.

10(iii)(A)(11):		Severance Agreement and Release entered into by and between Huntco
Inc. and Terry J. Heinz, dated as of March 8, 1999, incorporated herein by reference to Exhibit 10(iii)(A)(9) of the Company's Form
10-K filed on March 29, 1999.

11:				Omitted - not applicable.

12:				Omitted - not applicable.

13:				Omitted - not applicable.

16:				Omitted - not applicable.

18:				Omitted - not applicable.

21:				Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Company's fiscal 1997 Annual Report on Form 10-K, filed on
July 25, 1997.

22:				Omitted - not applicable.

23:			  Consent of PricewaterhouseCoopers LLP.

24:				Powers of attorney contained on the signature page found herein.

99:				Omitted - not applicable.
