Form 10-Q
period 2001-03-31
HUNTCO INC
filed 2001-06-18
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

As of June 1, 2001, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.





                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2001 and 2000 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2001 and 2000 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

Item 6.     Exhibits and Reports on Form 8-K




                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,  December 31,
                                                        2001         2000
                                                     ----------  -----------
                                                     (unaudited)  (audited)

ASSETS
Current assets:
 Cash                                                 $  1,408    $  1,322
 Accounts receivable, net                               30,594      25,979
 Inventories                                            38,486      46,517
 Other current assets                                      901         769
                                                      --------    --------
                                                        71,389      74,587

Property, plant and equipment, net                      56,173      57,072
Assets held for sale                                     7,180       7,180
Other assets                                             7,720       8,061
                                                      --------    --------
                                                      $142,462    $146,900
                                                      ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 36,226    $ 35,109
 Accrued expenses                                        2,574       1,670
 Current maturities of long-term debt                      359         359
                                                      --------    --------
                                                        39,159      37,138
                                                      --------    --------

Long-term debt                                          79,835      83,255
                                                      --------    --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500       4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53          53
   Class B (issued and outstanding, 3,650)                  37          37
 Additional paid-in-capital                             86,530      86,530
 Accumulated deficit                                   (67,652)    (64,613)
                                                      --------    --------
                                                        23,468      26,507
                                                      --------    --------
                                                      $142,462    $146,900
                                                      ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements





                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)


                                                     Three Months
                                                    Ended March 31,
                                                   2001         2000
                                                 -------      -------

Net sales                                         $59,469     $85,860

Cost of sales                                      56,794      77,792
                                                 --------     -------
Gross profit                                        2,675       8,068

Selling, general and administrative expenses        3,771       4,547
                                                 --------     -------
Income (loss) from operations                      (1,096)      3,521

Interest, net                                      (1,943)     (2,507)
                                                 --------     -------
Income (loss) before income taxes                  (3,039)      1,014

Provision for income taxes                            -           390
                                                 --------     -------
Net income (loss)                                  (3,039)        624

Preferred dividends paid and in arrears                50          50
                                                 --------     -------
Net income (loss) available
 for common shareholders                         $ (3,089)    $   574
                                                 ========     =======


Earnings (loss) per common share:
  Basic and diluted                                 $(.35)      $ .06
                                                    =====       =====

Weighted average common shares outstanding:
  Basic and diluted                                 8,942       8,942
                                                    =====       =====


    See Accompanying Notes to Condensed Consolidated Financial Statements





                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Three Months
                                                      Ended March 31,
                                                     2001        2000
                                                   -------     -------


Cash flows from operating activities:
 Net income (loss)                                 $(3,039)    $   624
                                                   -------     -------
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    1,578       2,605
    Decrease (increase) in:
      accounts receivable                           (4,615)     (1,712)
      inventories                                    8,031      (1,628)
      other current assets                            (132)        (18)
      other assets                                     174        (263)
    Increase (decrease) in:
      accounts payable                               1,117      (5,269)
      accrued expenses                                 904         402
    Other                                                -          (2)
                                                   -------     -------
        Total adjustments                            7,058      (5,885)
                                                   -------     -------
 Net cash provided (used) by operations              4,019      (5,261)
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net    (513)       (619)
                                                   -------     -------
 Net cash used by investing activities                (513)       (619)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                      (3,320)      6,143
   Other debt and capital lease obligations           (100)        273
 Dividends paid                                          -         (50)
                                                   -------     -------
 Net cash provided (used) by financing activities   (3,420)      6,366
                                                   -------     -------
Net increase in cash                                    86         486

Cash, beginning of period                            1,322         414
                                                   -------     -------
Cash, end of period                                $ 1,408     $   900
                                                   =======     =======


    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Huntco Inc. and subsidiaries (the "Company") have prepared the condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2001 and 2000, without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within
Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on June 14, 2001. In addition, the Company entered into a number of significant agreements in the second quarter of 2001 that are described in the notes to the consolidated financial statements in the Form 10-K, and in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the aforementioned Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     March 31,          December 31,
                                       2001                2000
                                     -------            ---------

     Raw materials                   $ 27,654            $ 33,426
     Finished goods                    10,832              13,091
                                     --------            --------
                                     $ 38,486            $ 46,517
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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 2001 and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Business Risk Factors" included within Item 1, "Business", of the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on June 14, 2001.


RESULTS OF OPERATIONS

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

As of June 13, 2001, the Company was assigned a new stock-trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock is available in the Pink Sheets Electronic Quotation Service. The Company also plans to pursue quotation of its shares of Class A common stock by the OTC Bulletin Board once it has filed this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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


See Note 2 to the Consolidated Financial Statements included within the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on June 14, 2001, for a further discussion of these transactions.


     Background on decision to sell cold rolling and pickling assets:

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

Beyond the deterioration in cold rolled transaction margins referred to above, in order for the Company to operate as an independent cold rolled producer, it had to acquire hot rolled coils in advance to ensure it could meet its customer demands. As a result, the Company was further exposed to deteriorating and volatile hot rolled steel prices due to its need to maintain hot rolled feedstock for its cold rolling operations. As the Company's cold rolling operations improved in quality, it also found that certain of its customers' orders were best met by using steel produced by integrated mills as this resulted in a higher quality cold rolled coil. However, the Company was not able to domestically source a sufficient quantity of such integrated hot rolled supply, as such integrated producers were also competitors of the Company's cold rolling mill. In addition, with Nucor's construction of a cold rolling and galvanizing plant immediately adjacent to the Company's cold rolling facility in Arkansas, sourcing of hot rolled material from Nucor for cold rolling purposes also dropped off.

In order to meet the Company's feedstock requirements for the cold mill, it looked to import sources for much of its hot rolled coil needs. Importing such requirements required the Company to commit to fixed hot rolled purchase prices as long as 6-9 months in advance of when the material would be available for use in its cold reduction process. The Company was not only exposed to the volatile nature of steel coil prices on such advance purchases, but also to the sizes it ordered in light of an evolving and changing customer order book given the competitive landscape that it faced.

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

The above-referenced situation manifested itself over the course of 1998, 1999 and 2000, as the average spread between the price of cold rolled steel for the current month versus the price of hot rolled steel as of six months earlier fell to $20-$25 per ton in the fourth quarter of 2000, and only averaged $78 and $87 per ton in 1999 and 2000, respectively. Given that the Company incurred production costs, inclusive of scrap and non-cash expenses such as depreciation, ranging from approximately $80 per ton during the first half of 2000 when capacity utilization was relatively high to in excess of $100 per ton as capacity utilization declined significantly in the second half of 2000 and the first quarter of 2001, to convert hot rolled coils into fully processed cold rolled coils, the deteriorated spreads referred to above rendered it virtually impossible for the Company to earn a return sufficient to cover its selling, overhead and financing costs associated with these operations.

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

	2001 versus 2000:

Net sales for the quarter were $59.5 million, a decrease of 30.7% in comparison to net sales of $85.9 million for the three months ended March 31, 2000. The Company attributes the decrease in net sales to a reduction in shipping volume and average selling prices. Average selling prices for the Company's products during the 2001 first quarter were approximately 10.1% and 7.6% lower than those of the 2000 first quarter and fourth quarter, respectively. With respect to volumes, the Company processed and shipped 227,770 tons of steel in the quarter, a decrease of 13.5% in comparison to the prior year's first quarter. The Company's direct sales volume for the first quarter of 2001 versus 2000 declined by 20.2%, with the largest decline found at the Company's cold rolling operations. The Company's toll processing volumes were slightly up over the prior year. Approximately 27.3% of the tons processed in the first quarter of 2001 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 21.2% in the comparable period of the prior year.

Gross profit expressed as a percentage of net sales was 4.5% for the quarter ended March 31, 2001, which compares to 9.4% for the prior year's first quarter. During the 2000 first quarter, the Company benefited from generally rising steel prices and good utilization of its facilities. However, the Company was faced with declining selling values and a soft economic environment during the first quarter of 2001, especially with respect to its cold rolling and coil pickling operations, which the Company sold in June 2001. Gross profit margins for the first three months of 2001 were especially negatively impacted by the underutilization of the Company's cold rolling operations due to a combination of the overcapacity situation plaguing the cold rolling sector of the flat rolled steel industry, the general market slowdown affecting the manufacturing sector of the economy as a whole, and the narrowing spreads between prevailing hot rolled and cold rolled steel prices that was exacerbated by the decision of the International Trade Commission to uphold steel import duties on hot rolled steel, but not similarly on cold rolled products. Such actions have had a negative impact on independent cold rolled steel processors, such as the Company, and contributed to the Company's decision to sell its cold rolling productive assets.

Selling, general and administrative ("SG&A") expenses of $3.8 million reflect a decrease of $.8 million, or 17.1%, from the prior year's first quarter. This decrease is attributable to the Company's ongoing efforts to streamline its operations in the face of a difficult market environment. However, SG&A expenses expressed as a percentage of net sales increased from 5.3% to 6.3% when comparing the first quarters of 2000 and 2001, as a portion of the Company's SG&A costs are fixed and do not fluctuate with sales levels.

The Company reported a loss from operations of $1.1 million in the quarter ended March 31, 2001, which compares to income from operations of $3.5 million as reported for the corresponding period of the prior year. This change reflects the factors discussed in the preceding paragraphs, principally the discussion concerning the change in the Company's gross profit.

Net interest expense of $1.9 million and $2.5 million was incurred during the quarters ended March 31, 2001 and 2000, respectively. This decrease is primarily attributable to lower interest rates being in effect and lower average borrowings during the 2001 versus 2000 first quarter. The Company maintained substantially lower amounts of working capital during the 2001 versus 2000 first quarter. For instance, inventories stood at $79.5 million on March 31, 2000, and had been reduced to $38.5 million as of March 31, 2001, a reduction of 51.6%, inclusive of the impact of the fourth quarter 2000 writedown of the Company's inventory carrying value. Accounts receivables declined 29.7% between March 31, 2000 and March 31, 2001, as transaction pricing and volumes declined from the robust levels of the first quarter of 2000, reflective of the general market slowdown in the manufacturing sector of the economy during 2001.

The effective income tax rate experienced by the Company was 38.5% in the first quarter of 2000. The absence of an income tax benefit related to the Company's 2001 pre-tax loss reflects the Company's decision to establish and maintain a valuation allowance against its net deferred tax assets, which allowance was initially established as of December 31, 2000. The Company continues to evaluate the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company will continue to assess the valuation allowance and to the extent it is determined that it is not necessary; the allowance will be subsequently adjusted.

The Company reported a net loss for common shareholders of $3.1 million (or $.35 per share both basic and diluted) for the 2001 first quarter, compared to net income available for common shareholders of $.6 million (or $.06 per share both basic and diluted) in the prior year's first quarter. This change reflects the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

In June 2001, the Company finalized an agreement to sell its cold rolling and coil pickling operations located in Blytheville, Arkansas to EBF, which took an assignment of the asset purchase from EIM, for $16.0 million, net of related transaction costs. In connection with this transaction, the Company also arranged for a newly-issued $10.0 million five-year term secured loan from Enron, which bears interest at 3.0% over LIBOR. The Company utilized these net proceeds to retire certain of its operating lease obligations associated with assets formerly used in the cold rolling and pickling operation, to reduce the balance of the Company's asset-based revolving credit facility, and to fund a decrease in its balance of accounts payable. In connection with the transactions, the Company issued Enron a warrant for the issuance of up to 1.0 million shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant with a strike price of $1.45 per Class A common share. The fair value of these warrants was approximately $.7 million, and will be amortized to expense over the fifteen-year life of the Enron inventory agreements. See Note 2 to the Consolidated Financial Statements included within the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on June 14, 2001, for a further discussion of these transactions.

During the second quarter of 2001, the Company also entered into a fifteen year inventory supply and price risk management agreement under which Enron will provide inventory to the Company for its use at then current market rates as defined in the agreement. The Company believes this arrangement will result in approximately $20.0-$25.0 million of the steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale. The Company agreed to pay Enron, in monthly installments, an annualized price risk management fee of approximately $2.0 million per year during the term of the agreement. The Company further agreed to pay Enron a transaction fee equal to the value of held material at a rate of 2.25% over LIBOR. In connection with the inventory management agreements, the Company also issued Enron a warrant for the issuance of up to 1.0 million shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant at a strike price of $1.45 per share. The fair value of these warrants was approximately $.7 million, and will be amortized to expense over the fifteen-year life of the inventory management agreements.

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

In connection with modifications agreed to in June 2001, the interest rates generally applicable to the revolver will increase to 1.0% over prime or 2.75% over LIBOR for the daily revolving credit advances on the line. The total size of the revolving credit facility stood at $140.0 million until April 2001, whereupon the Company exercised its right to reduce the size of the facility to $90.0 million. In June 2001, the Company further agreed to three separate $10.0 million line reductions, each subject to a 0.5% premium, such that the size of the asset-based revolver will stand at $60.0 million as of the end of October 2001. The Company agreed to such reductions in light of the reduced borrowing needs on the revolver stemming from the sale of its cold rolling operations, receipt of the newly issued $10.0 million term loan from Enron, and the phase-in of the Enron inventory management and supply arrangement. The Company and its senior lender also agreed to amend the asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 and March 31, 2001 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that becomes effective in July 2001.

The term of the Company's revolving credit facility continues until April 15, 2002. The Company intends to explore extension of the facility, as well as the possibility of obtaining additional financing associated with its property, plant and equipment during the balance of 2001. However, there can be no assurance that the Company will be successful in its efforts to obtain additional borrowings at what are deemed to be reasonable terms and financing rates.

During the first quarter of 2001, the Company generated approximately $4.0 million of cash from operating activities, primarily from a reduction of its outstanding inventories. The Company used $5.3 million of cash from operating activities during the first quarter of 2000, primarily to reduce the Company's accounts payable balance.

With the goal of limiting the Company's exposure to rapid inventory price deflation, the Company sought to reduce its steel coil inventory holdings. The Company focused on increasing inventory turns and better managing inventory levels, as evidenced by the $8.0 million decline in inventory during the first quarter of 2001, as well as the $36.5 million inventory decrease that occurred between March 31, 2000 and 2001, excluding the remaining portion of the inventory reserve recorded by the Company in the fourth quarter of 2000. The Company believes that it has been successful in this effort, but believes the benefits to be derived from the inventory supply and price risk management agreement entered into with Enron during the second quarter of 2001 should further reduce the Company's exposure to future inventory deflation pressures.

The Company's investment in accounts receivable is typically lowest at December 31, versus that of its interim quarter ends of March, June and September. The Company's business activity level is typically slower during the months of November and December, when there are less business shipping days due to the holidays occurring during these months. As a result, the monthly sales levels preceding the Company's interim quarter ends are typically higher than compared to December 31, due to the seasonal nature of its late fourth quarter sales activity. The $4.6 million and $1.7 million accounts receivable increases in the quarters ended March 31, 2001 and 2000, respectively, follow this seasonality.

The Company used relatively limited amounts of funds for capital expenditures during the first quarters of 2001 and 2000, investing $.5 million and $.6 million, respectively. During the first quarter of 2001, the Company was able to fund its capital expenditures and a $3.3 million reduction in its long-term debt by way of cash generated from operating activities. The Company funded its first quarter 2000 operating and investing activities by way of additional corporate borrowings, primarily on its asset-based revolving credit facility.

Total borrowings under the Company's asset-based revolving credit facility were approximately $79.6 million at March 31, 2001. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability in excess of actual borrowings has been relatively limited throughout the term of the agreement.

The Company has also accessed capital by way of other off balance sheet financing arrangements. The Company has entered into various operating leases for steel processing and other equipment at certain of its facilities.

The Company did not pay any common dividends during 2000 or 2001. The Company's revolving credit agreement contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company has not been in a position to declare and pay common dividends since the first quarter of 1999. Dividends on the Company's Series A preferred stock are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, the scheduled December 1, 2000 and March 1, 2001 payments, totaling $.1 million, are in arrears as of March 31, 2001. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.

The Company's operations, unused borrowing capacity available under its asset-based revolving credit facility, off-balance sheet financing leverage available under the Enron inventory agreements, and access to additional operating lease financings are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, and necessary capital expenditures, over the next twelve months.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of March 31, 2001, $79.6 million of the Company's debt obligations bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.4 million. In the event of an adverse change in interest rates, management would likely strive to take actions to mitigate the Company's exposure to interest rate risk. However, due to the variety of actions that could be taken depending on the circumstances and the different effects that could result based on the action taken, management cannot predict the results of an adverse change in interest rates. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U.S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

Although the Company both acquires and sells carbon steel coils and products, prior to Enron's recent efforts, no formal commodity exchange existed that the Company could access to hedge its risk to carbon steel price fluctuations. The Company believes that the fifteen year inventory supply and price risk management agreement entered into with Enron in June 2001 will serve to ameliorate the impacts of future inventory market price changes on the Company, as the Company will obtain its inventory requirements at market rates for the current processing of its traditional spot market-priced flat rolled steel orders. However, the Company may still be exposed to steel price changes during the time it holds and processes such material prior to sale to its customers.

The Company has no material derivative financial instruments as of March 31, 2001, and does not enter into derivative financial instruments for trading purposes. The Company is currently completing its evaluation of the impact of FAS 133 on the Enron inventory agreements. However, the Company does not believe the impact, if any, will have a material impact on its future results of operations.


PART II.    OTHER INFORMATION
-----------------------------

Item 3.     Defaults Upon Senior Securities

     (a) Defaults:

On June 8, 2001, the Company and its senior lender agreed to amend the Company's asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 and March 31, 2001 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that becomes effective in July 2001.

     (b) Preferred stock arrearage:

Dividends on the Company's outstanding 225,000 shares of Series A convertible preferred stock (having a liquidation preference of $20.00 per share) are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, the scheduled December 1, 2000, March 1, 2001, and June 1, 2001 quarterly payments of $50,000 are in arrears as of the date of this Quarterly Report on Form 10-Q. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on February 2, 2001, which filing discussed under Item 5, Other Events, that the Company had been advised by the New York Stock Exchange (NYSE) that the Company fell below the NYSE's continued listing criteria relating to total market capitalization.


                       ***************************

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUNTCO INC.
                                             (Registrant)


Date: June 14, 2001                        By: /s/ ANTHONY J. VERKRUYSE
                                                 -----------------------
                                                 Anthony J. Verkruyse,
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (on behalf of the
                                                  Registrant and as principal
                                                  financial officer)





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

99:      Omitted - not applicable.