Form 10-Q
period 2001-06-30
HUNTCO INC
filed 2001-08-13
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 1, 2001, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.





                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

            Condensed Consolidated Statements of Operations
            Six and Three Months Ended June 30, 2001 and 2000 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000 (Unaudited)

            Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds.

Item 3.     Defaults Upon Senior Securities

Item 5. 	Other Information

Item 6.     Exhibits and Reports on Form 8-K




                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,   December 31,
                                                        2001         2000
                                                     ----------  -----------
                                                     (unaudited)  (audited)

ASSETS
Current assets:
 Cash                                                 $    812    $  1,322
 Accounts receivable, net                               24,173      25,979
 Inventories                                            35,182      46,517
 Other current assets                                      593         769
                                                      --------    --------
                                                        60,760      74,587

Property, plant and equipment, net                      54,366      57,072
Assets held for sale                                      -          7,180
Other assets                                             9,082       8,061
                                                      --------    --------
                                                      $124,208    $146,900
                                                      ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 36,210    $ 35,109
 Accrued expenses                                        6,079       1,670
 Current maturities of long-term debt                      388         359
 Current maturities of long-term debt
   expected to be refinanced                            54,348         -
                                                      --------    --------
                                                        97,025      37,138
                                                      --------    --------

Long-term debt                                           9,868      83,255
                                                      --------    --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500       4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53          53
   Class B (issued and outstanding, 3,650)                  37          37
 Additional paid-in-capital                             87,220      86,530
 Accumulated deficit                                   (74,495)    (64,613)
                                                      --------    --------
                                                        17,315      26,507
                                                      --------    --------
                                                      $124,208    $146,900
                                                      ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                         Six Months           Three Months
                                        Ended June 30         Ended June 30
                                       2001       2000        2001     2000
                                     -------    -------     -------  -------
Net sales                           $102,142   $165,282    $ 42,672 $ 79,421

Cost of sales                         99,778    152,188      42,984   74,396
                                     -------    -------      ------   ------
Gross profit                           2,364     13,094        (312)   5,025

Selling, general and
 administrative expenses               8,665      8,965       4,894    4,418
                                     -------    -------      ------   ------
Income (loss) from operations         (6,301)     4,129      (5,206)     607

Interest, net                         (3,581)    (5,074)     (1,638)  (2,567)
                                      ------    -------      ------   ------
Loss before income taxes              (9,882)      (945)     (6,844)  (1,960)

Benefit for income taxes                 -         (351)        -       (741)
                                     -------    -------      ------   ------
Net loss                              (9,882)      (594)     (6,844)  (1,219)

Preferred dividends                      100        100          50       50
                                     -------    -------      ------   ------
Net loss available
 for common shareholders            $ (9,982)  $   (694)    $(6,894) $(1,269)
                                     =======    =======      ======   ======

Loss per common share:
  Basic and diluted                   $(1.12)     $(.08)      $(.77)   $(.14)
                                      ======      =====       =====    =====
Weighted average
 common shares outstanding:
  (Basic and diluted)                  8,942      8,942       8,942     8,942
                                       =====      =====       =====     =====

    See Accompanying Notes to Condensed Consolidated Financial Statements










                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                        Six Months
                                                      Ended June 30,
                                                     2001        2000
                                                   -------     -------

Cash flows from operating activities:
 Net loss                                          $(9,882)    $  (594)
                                                   -------     -------
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation and amortization                    2,948       5,212
    Decrease (increase) in:
      accounts receivable                            1,806       2,674
      inventories                                   11,335      (5,926)
      other current assets                             176         139
      other assets                                    (749)        131
    Increase (decrease) in:
      accounts payable                               1,101      (3,514)
      accrued expenses                               4,409        (331)
      non-current deferred taxes                       -          (349)
    Other                                              -          (220)
                                                   -------     -------
        Total adjustments                           21,026      (2,184)
                                                   -------     -------
 Net cash provided (used) by operations             11,144      (2,778)
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net    (773)       (874)
 Proceeds from sale of property, plant & equipment,
   net of direct selling costs                      16,409         -
 Liquidation of operating leases on sold equipment  (8,280)        -
                                                   -------     -------
 Net cash provided (used) by investing activities    7,356        (874)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                     (28,640)      4,926
   Newly issued Enron debt                          10,000         -
   Other debt and capital lease obligations           (370)       (143)
 Dividends paid                                          -        (100)
                                                   -------     -------
 Net cash provided (used) by financing activities  (19,010)      4,683
                                                   -------     -------
Net increase in cash                                  (510)      1,031

Cash, beginning of period                            1,322         414
                                                   -------     -------
Cash, end of period                                $   812     $ 1,445
                                                   =======     =======


    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Huntco Inc. and subsidiaries (the "Company") have prepared the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the six and three months ended June 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the six months ended June 30, 2001 and 2000, without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within
Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on June 14, 2001. In addition, the Company entered into a number of significant agreements in the second quarter of 2001 that are described in the notes to the consolidated financial statements in the Form 10-K, and in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the aforementioned Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                     June 30,          December 31,
                                       2001                2000
                                     -------            ---------

     Raw materials                   $ 25,409            $ 33,426
     Finished goods                     9,773              13,091
                                     --------            --------
                                     $ 35,182            $ 46,517
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


RESULTS OF OPERATIONS

     RECENT DEVELOPMENTS

Market for common shares:

The New York Stock Exchange ("NYSE") suspended trading in the shares of Class A common stock of the Company on June 13, 2001, citing that Huntco Inc. has not met the NYSE's continued listing criteria, in that its total market capitalization has been less than $15.0 million over an extended period of time. The NYSE filed an application on July 18, 2001 with the Securities and Exchange Commission (the "SEC") to obtain the SEC's approval to delist the Class A common stock with the NYSE effective at the opening of the trading session on August 10, 2001. Even though delisted with the NYSE, the Class A common stock will continue to be registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends to file with the SEC all reports required under the Exchange Act.

As of June 13, 2001, Huntco Inc. was assigned a new stock-trading symbol of "HCOIA". Bid and ask quotes for over-the-counter trading of shares of the Company's Class A common stock are available in the Pink Sheets Electronic Quotation Service and on the OTC Bulletin Board.

Enron Transactions:

In June 2001, the Company entered into a series of transactions with Enron North America Corp. ("ENA"), EBF LLC ("EBF"), in which ENA is a member, and Enron Industrial Markets LLC ("EIM")(hereinafter ENA and EIM are collectively referred to as "Enron"). Following is a brief discussion of these different transactions:

     Sale of cold rolling and pickling assets:

The Company sold its cold rolling and coil pickling operations to EBF in June 2001, and used the net sale proceeds to reduce its long-term debt, and to retire certain operating lease commitment obligations associated with leased equipment used in the operations sold. With this transaction, the Company no longer is in the business of producing cold rolled steel coils for its own account. The Company did retain ownership of its original coil pickling line in Blytheville, Arkansas, and is exploring opportunities to either redeploy or sell this asset.

     Operation and maintenance of cold rolling and coil pickling assets:

In conjunction with the sale of the cold rolling and coil pickling assets, the Company further contracted to provide EBF with ongoing operating and maintenance assistance for these assets on a cost-plus reimbursement basis. As a result, the Company will continue to employ personnel to operate the assets sold to EBF in accordance with EBF's instructions, and as otherwise called for in the contractual arrangement. Under the Operation and Maintenance Agreement (the "O&M agreement"), the Company is providing production, maintenance, and administrative services to EBF for a variable fee, depending upon production levels, along with various production and yield incentives. The Company is also subject to penalties not to exceed the amount of the variable fees and incentives due from EBF for not achieving certain production and yield goals. The O&M agreement is for an initial three-year term, with renewal options and provisions for earlier termination at EBF's option. The Company also expects to have the ability to procure pickled and cold rolled steel coil products on a competitive basis in support of the flat rolled processing business of its other facilities stemming from its involvement with EBF in connection with the O&M agreement.

Inventory supply and price risk management agreement:

The Company entered into a fifteen-year inventory supply and price risk management agreement (the "Enron inventory agreements"), under which Enron will provide inventory to the Company for its use at then current market rates as defined in the agreements. This arrangement will result in steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale.

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

The Enron inventory agreements are also expected to improve the Company's liquidity. The Company's revolving credit agreement provides for borrowings of up to 65% of the value of the Company's inventories. Future purchases pursuant to the Enron inventory agreements will effectively provide the liquidity equivalent of an approximate 85% advance rate against the value of the Company's steel coil purchase needs. After full implementation of the Enron inventory agreements, the Company also expects to be able to reduce its average inventory holding periods from historical levels of 75-120 days to less than 30 days. Reference should be made to the caption "Implementation of inventory management agreements" found under the "Business Risk Factors" section of Item 1 "Business," of the Company's Form 10-K for the year ended December 31, 2000 for a discussion of why actual results may differ materially from the forward-looking statements contained in these paragraphs.

The Company began executing steel purchase transactions as contemplated by the Enron inventory agreements on July 19, 2001.

     Newly issued $10.0 million debt to Enron:

The Company obtained a new $10.0 million five-year term loan from Enron, which is generally secured by all of the assets of the Company, the security interests of Enron being subordinate to those of the Company's lender under its asset-based revolving credit agreement.

     Issuance of common stock warrants:

The Company issued Enron a warrant for the issuance of up to 1.0 million shares of Huntco Inc. Class A common stock, exercisable within ten years from the date of grant with a strike price of $1.45 per share of Class A common stock.


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

The difficulties faced by the Company in supplying its cold rolling operations on an independent basis in competition with producing hot mills or against duty-free cold rolled imports were staggering in light of the significant volatility in hot rolled and cold rolled steel coil prices that impaired the Company's liquidity over the last three years. Import restrictions on hot rolled coils without commensurate restrictions on cold rolled products put pressure on the traditional spread between hot rolled and cold rolled steel prices. As a result, the Company was no longer able to generate sufficient margins on this business to justify any continued investment in these operations. Unfortunately, the hot rolled/cold rolled spreads that existed when the Company committed to construct its cold rolling facility in 1993 and when it started up these operations in 1995 deteriorated to the point that the Company concluded in late calendar 2000 that the best course of action was to divest itself of its cold rolling and pickling assets. The spread between hot rolled and cold rolled transaction prices according to Purchasing Magazine averaged just over $150 per ton in 1994 and 1995, as the Company was constructing and starting up its cold rolling operations. Unfortunately, the average spread between hot rolled and cold rolled transaction prices, according to Purchasing Magazine, declined to approximately $107 per ton over the course of 1998, 1999 and 2000.

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

	2001 versus 2000:

Net sales for the quarter ended June 30, 2001 were $42.7 million, a decrease of 46.2% in comparison to net sales of $79.4 million for the three months ended June 30, 2000. The Company attributes the decrease in net sales to a reduction in shipping volume and average selling prices as well as lower sales volumes resulting from the June 2001 sale of the cold rolling and pickling assets. Average selling prices for the Company's products during the 2001 second quarter were approximately 15.9% lower than those of the 2000 second quarter. With respect to volumes, the Company processed and shipped 167,860 tons of steel in the quarter, a decrease of 32.6% in comparison to the prior year's second quarter. The Company's direct sales volume for the second quarter of 2001 versus 2000 declined by 35.6%, with the largest decline found at the Company's cold rolling operations. The Company's toll processing volumes also declined by 24.3%. Approximately 30.0% of the tons processed in the second quarter of 2001 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 26.7% in the comparable period of the prior year.

Net sales for the six months ended June 30, 2001 were $102.1 million, a decrease of 38.2% in comparison to net sales of $165.3 million for the six months ended June 30, 2000. The Company attributes the decrease in net sales to a reduction in shipping volume and average selling prices. Average selling prices for the Company's products during the 2001 first half were approximately 12.9% lower than those of the 2000 first half. With respect to volumes, the Company processed and shipped 395,630 tons of steel in the first six months of 2001, a decrease of 22.8% in comparison to the comparable prior year period. The Company's direct sales volume for the first half of 2001 versus 2000 declined by 27.4%, with the largest decline found at the Company's cold rolling operations. The Company's toll processing volumes also declined by 7.9%. Approximately 28.5% of the tons processed in the first half of 2001 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 23.9% in the comparable period of the prior year.


Gross profit expressed as a percentage of net sales was (.7%) and 2.3% for the three and six months ended June 30, 2001, which compares to 6.3% and 7.9% for the comparable prior year periods. During the 2000 first quarter, the Company benefited from generally rising steel prices and good utilization of its facilities. However, the Company was faced with declining selling values and a soft economic environment during the first half of 2001, especially with respect to its cold rolling and coil pickling operations, which the Company sold in June 2001. Gross profit margins for the first half of 2001 were especially negatively impacted by the underutilization of the Company's cold rolling operations. This was attributable to a combination of an over capacity situation plaguing the cold rolling sector of the flat rolled steel industry, a general market slowdown affecting the manufacturing sector of the economy as a whole, and the narrowing spreads between prevailing hot rolled and cold rolled steel prices that was exacerbated by the decision of the International Trade Commission to uphold steel import duties on hot rolled steel, but not similarly on cold rolled products. Such actions have had a negative impact on independent cold rolled steel processors, such as the Company, and contributed to the Company's decision to sell its cold rolling productive assets.

Exclusive of the Company's cold rolling and coil pickling operations which were sold during the 2001 second quarter, the Company's gross profit would have been approximately 8.8% on net sales of $88.2 million, during the first half of 2001, versus 9.0% on net sales of $122.8 million during the first half of 2000.

Selling, general and administrative ("SG&A") expenses of $4.9 million and $8.7 million for the three and six months ended June 30, 2001, reflect an increase of $.5 million and a decrease of $.3 million from the respective prior year periods. The increase in the second quarter of 2001 versus the second quarter of 2000 was caused by an increased bad debt provision of approximately $1.0 million recorded during the quarter, primarily related to customers of the Company's cold rolling operations. The decreases in spending on selling, general and administrative expenses which otherwise occurred in the three and six month periods ended June 30, 2001 versus the comparable prior year periods is attributable to the Company's ongoing efforts to streamline its operations in the face of a difficult market environment. Approximately $2.5 million of the selling, general and administrative expenses incurred during the first half of 2001 relate to the cold rolling and coil pickling operations, which were sold in June 2001.

The Company reported a loss from operations of $5.2 million and $6.3 million in the three and six month periods ended June 30, 2001, which compares to income from operations of $.6 and $4.1 million as reported for the corresponding period of the prior year. These changes reflect the factors discussed in the preceding paragraphs, principally the discussion concerning the change in the Company's gross profit.

Net interest expense of $1.6 million and $3.6 million was incurred during the three and six month periods ended June 30, 2001, versus $2.6 million and $5.1 million, respectively, in the comparable prior year periods. These decreases are primarily attributable to lower interest rates being in effect and lower average borrowings during the 2001 periods versus the comparable 2000 periods. The Company maintained substantially lower amounts of working capital during the 2001 periods versus the comparable 2000 periods, which resulted in lower borrowings against the Company's credit facility. For instance, inventories stood at $83.8 million on June 30, 2000 and had been reduced to $35.2 million as of June 30, 2001. Accounts receivables balances also declined by $15.0 million between June 30, 2000 and June 30, 2001, as transaction pricing and volumes declined from the robust levels of the first half of 2000, reflective of the general market slowdown in the manufacturing sector of the economy during 2001.

The effective income tax rate experienced by the Company was 37.1% in the first half of 2000. The absence of an income tax benefit related to the Company's 2001 pre-tax loss reflects the Company's decision to establish and maintain a valuation allowance against its net deferred tax assets, which allowance was initially established as of December 31, 2000. The Company continues to evaluate the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company will continue to assess the valuation allowance and to the extent it is determined that it is not necessary, the allowance will be subsequently adjusted.

The Company reported a net loss for common shareholders of $6.9 million and $10.0 million (or $(.77) and $(1.12) per share both basic and diluted) for the three and six months ended June 30, 2001, compared to a net loss available for common shareholders of $1.3 million and $.7 million (or $(.14) and $(.08) per share both basic and diluted) in the comparable 2000 periods. These changes reflect the factors discussed in the preceding paragraphs.


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

In connection with modifications agreed to in June 2001, the interest rates generally applicable to the revolver increased to 1.0% over prime or 2.75% over LIBOR for the daily revolving credit advances on the line. The total size of the revolving credit facility stood at $140.0 million until April 2001, whereupon the Company exercised its right to reduce the size of the facility to $90.0 million. In June 2001, the Company further agreed to three separate $10.0 million line reductions, each subject to a 0.5% premium, such that the size of the asset-based revolver will stand at $60.0 million as of the end of October 2001. The Company agreed to such reductions in light of the reduced borrowing needs on the revolver stemming from the sale of its cold rolling operations, receipt of the newly issued $10.0 million term loan from Enron, and the phase-in of the Enron inventory management and supply arrangement. The Company and its senior lender also agreed to amend the asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 and March 31, 2001 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that became effective in July 2001.

The term of the Company's revolving credit facility continues until April 15, 2002. The Company intends to explore extension of the facility, as well as the possibility of obtaining additional financing associated with its property, plant and equipment in order to reduce its dependence on vendor financing during the balance of 2001. However, there can be no assurance that the Company will be successful in its efforts to obtain additional borrowings, or that such borrowings will be available at what are deemed to be reasonable terms and financing rates. If the Company is not successful in reducing its dependence on vendor financing by obtaining additional financing, it will most likely pursue additional asset sales to accomplish this result.

During the first half of 2001, the Company generated approximately $11.1 million of cash from operating activities (primarily from a reduction of its outstanding inventories) and $16.4 million from the sale of property, plant and equipment, primarily from the sale of its cold rolling and coil pickling operations. The Company used $28.6 million of cash during the first half of 2001 to reduce balances outstanding on its revolving credit facility and $8.3 million to retire operating lease obligations.

The Company used relatively limited amounts of funds for capital expenditures during the first halves of 2001 and 2000, investing $.8 million and $.9 million, respectively.

Total borrowings under the Company's asset-based revolving credit facility were approximately $54.4 million at June 30, 2001. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability in excess of actual borrowings has been relatively limited throughout the term of the agreement.

The Company has also accessed capital by way of other off balance sheet financing arrangements. The Company has entered into various operating leases for steel processing and other equipment at certain of its facilities.

The Company did not pay any common dividends during 2000 or 2001. The Company's revolving credit agreement contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company has not been in a position to declare and pay common dividends since the first quarter of 1999. Dividends on the Company's Series A preferred stock are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, preferred dividend payments totaling $.15 million, are in arrears as of June 30, 2001. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002 at the earliest, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.

The Company's operations, unused borrowing capacity available under its asset-based revolving credit facility and off-balance sheet financing leverage available under the Enron inventory agreements, and potential additional asset sales are expected to generate sufficient funds to meet the Company's working capital commitments, debt service requirements, and necessary capital expenditures, over the next twelve months, assuming the Company is successful in obtaining an extension or replacement of its existing revolving credit facility on or before its expiration on April 15, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of June 30, 2001, $64.3 million of the Company's debt obligations bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.3 million. In the event of an adverse change in interest rates, management would likely strive to take actions to mitigate the Company's exposure to interest rate risk. However, due to the variety of actions that could be taken depending on the circumstances and the different effects that could result based on the action taken, management cannot predict the results of an adverse change in interest rates. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company has no material derivative financial instruments as of June 30, 2001, and does not enter into derivative financial instruments for trading purposes. The Company has evaluated the impact of FAS 133 on the Enron inventory agreements and does not believe the impact will have a material affect on its future results of operations.


PART II.    OTHER INFORMATION
-----------------------------

Item 2.  Changes in Securities and Use of Proceeds
---------------------------------------------------
On June 8, 2001 Huntco Inc. issued a warrant to ENA to purchase from Huntco Inc. up to 1,000,000 shares (the "Warrant Shares") of Class A common stock, par value $.01 per share at an exercise price of $1.45 per share (the "Warrant"). The Warrant is exercisable in whole or in part during the period beginning June 8, 2001 and ending at 5:00 p.m. Central Time, on June 8, 2011. The exercise price may be paid in cash or by surrendering shares of Class A common stock otherwise issuable upon exercise of the Warrant having a fair market value equal to the aggregate exercise price with respect to the shares for which the Warrant is being exercised.

The Warrant was issued by Huntco Inc. to ENA as consideration for and in connection with the execution by ENA of the Master Steel Purchase and Sale Agreement, the Inventory Management Agreement for Phase I and the Inventory Management Agreement for Phase II. The entire commercial transaction with ENA and its affiliates is described in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 2 of Part I of this Form 10-Q.

	Huntco Inc. did not register the transaction under which the Warrant was offered or sold in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. There was no public distribution of the Warrant in that the only purchaser of the Warrant was Enron, a large publicly held company to which Huntco Inc. provided access to all of the books and records, financial or otherwise of itself and each of Huntco Inc.'s subsidiaries. The issuance of the Warrant was part of a large commercial transaction between Huntco Inc. and its subsidiaries and Enron and its affiliates and an investment of Enron in Huntco Inc., of which the issuance of the warrant was only one part.


Item 3.     Defaults Upon Senior Securities
--------------------------------------------
     (a) Defaults:

On June 8, 2001, the Company and its senior lender agreed to amend the Company's asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 and March 31, 2001 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that became effective in July 2001.

     (b) Preferred stock arrearage:

Dividends on the Company's outstanding 225,000 shares of Series A convertible preferred stock (having a liquidation preference of $20.00 per share) are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, preferred dividend payments totaling $.15 million are in arrears as of the date of this Quarterly Report on Form 10-Q. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company will not be in a position to declare preferred or common dividends until April 15, 2002, absent a refinancing of its asset-based revolving credit facility that would not include this restriction.


Item 5.	Other Information
------------------------------

Effective August 15, 2001, Paul M. Green (37) is named Vice President - Finance, Chief Financial and Accounting Officer for the Company. For the previous five years, Mr. Green has served in executive capacities for the company and its subsidiaries, specifically, as Vice President and Controller of Huntco Inc. from 1999 to the present date and prior thereto as Vice President - Finance of Huntco Steel, Inc.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)  See the Exhibit Index included herein.

            (b)  Reports on Form 8-K:

The Company filed a Form 8-K on April 30, 2001, which filing discussed under
Item 5, "Other Events", that the Company had agreed to sell its cold rolling and coil pickling operations located in Blytheville, Arkansas to Enron and had further entered into a long-term, inventory price risk management agreement with Enron. It further discussed the company's notice of its intentions to permanently close its cold rolling and coil pickling operations prior to the sale to Enron.

The Company filed a Form 8-K on June 20, 2001, which filing discussed under
Item 2, "Acquisition or Disposition of Assets" that the Company had completed its sale of its cold rolling and coil pickling operations to EBF LLC and had agreed to continue to operate these assets on behalf of the purchaser pursuant to the terms of an Operating and Maintenance Agreement. The filing also discussed under Item 5, "Other Events", that the Company had entered into a five-year, $10.0 million term loan with Enron; had issued Enron a warrant to purchase up to 1.0 million shares of Huntco Inc. Class A common stock at a strike price of $1.45; and had obtained waivers from its senior lenders of a default of a financial covenant contained in its revolving credit facility and waivers necessary to consummate the transactions with EBF LLC and Enron. The filing further discussed under Item 7, "Financial Statements and Exhibits" the filing of proforma financial statements reflecting the sale of the cold rolling and coil pickling operations to EBF LLC, including proforma Statements of Operations for the three month periods ended March 31, 2001 and 2000 and for the twelve month period ended December 31, 2000; as well as a proforma Balance Sheet as of March 31, 2001.

The Company filed a Form 8-K on June 25, 2001, which filing discussed under
Item 5 "Other Events", the timing for submission of proposals to be presented at the Company's Annual Meeting of Shareholders on July 20, 2001.

                       ***************************

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUNTCO INC.
                                             (Registrant)


Date: August 13, 2001                        By: /s/ ROBERT J. MARISCHEN
                                                 -----------------------
                                                 Robert J. Marischen,
                                                   Vice Chairman, President
                                                   and Chief Executive Officer
                                                   (on behalf of the
                                                   Registrant and as principal
                                                   financial officer)




                             EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


2:       Omitted - not applicable.

3:       3(ii):        Bylaws of the Company as amended effective
                April 6, 2001.

4:       4(ii)(a)(3):   Amendment No. 1 to Loan and Security Agreement
                dated June 8, 2001, by and among Congress Financial Corporation (Central), as Lender; Huntco Steel, Inc. and Midwest Products, Inc., as Borrowers; and Huntco Inc., Huntco Nevada, Inc., and HSI Aviation, Inc., as Guarantors, incorporated by reference to Exhibit 4(ii)(a)(3) included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(a)(4):    Pledge Agreement dated June 8, 2001, executed
                by Huntco Nevada, Inc. in favor of Congress Financial Corporation (Central), as Lender; similar pledge agreement executed in favor of Congress Financial Corporation (Central) by Huntco Inc., incorporated by reference to Exhibit 4(ii)(a)(4) included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(b)(1):    Loan Agreement by and among Enron North
                America Corp., Lender, Huntco Steel, Inc., Borrower, and Huntco Inc., Huntco Nevada, Inc., Midwest Products, Inc., and HSI Aviation, Inc. as additional obligors dated April 6, 2001, incorporated by reference to
                Exhibit 4(ii)(b)(1) included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(b)(2):   First Amendment to Loan Agreement by and among
                Enron North America Corp. as Lender, Huntco Steel, Inc. as Borrower, and Huntco Inc., Huntco Nevada, Inc., Midwest Products, Inc., and HSI Aviation, Inc. as additional obligors dated April 6, 2001, incorporated by reference to Exhibit 4(ii)(b)(2) included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(b)(3):   Security Agreement dated April 6, 2001,
                executed by Huntco Inc. in favor of Enron North America Corp., as secured Party; similar Security Agreements executed in favor of Enron North America Corp. by each of Huntco Nevada, Inc., Huntco Steel, Inc. and Midwest Products, Inc., incorporated by reference to Exhibit 4(ii)(b)(3) included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(b)(4):   Pledge Agreement dated April 6, 2001, executed
                by Huntco Inc., in favor of Enron North America Corp., as Lender; similar pledge agreement executed in favor of Enron North America Corp. by Huntco Nevada, Inc., incorporated by reference to Exhibit 4(ii)(b)(4)
                included with the Company's Form 8-K filed on June 20, 2001

         4(ii)(c):      Intercreditor and Subordination Agreement dated
                June 8, 2001, by and among Congress Financial Corporation (Central) and Enron North America Corp., acknowledged by Huntco Steel, Inc., Huntco Inc., Huntco Nevada, Inc. and Midwest Products, Inc., incorporated by reference to Exhibit 4(ii)(c) included with the Company's Form 8-K filed on June 20, 2001


10:      10(i)(a):      Huntco Inc. Class A common stock warrant dated
                June 8, 2001, incorporated by reference to Exhibit 10(i)(a) included with the Company's Form 8-K filed on June 20, 2001

         10(i)(b):     Registration Rights Agreement dated June 8,
                2001, between the Company and Enron North America Corp., incorporated by reference to Exhibit 10(i)(b) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(B)(1): Master Steel Purchase and Sale Agreement between Huntco Steel, Inc. and Enron North America Corp. dated April 6, 2001, incorporated by reference to
                Exhibit 10(ii)(B)(1) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(B)(2):  Inventory Management Agreement Phase I dated
                April 6, 2001, by and between Enron North America Corp.
                and Huntco Steel, Inc, incorporated by reference to Exhibit 10(ii)(B)(2) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(B)(3):  Inventory Management Agreement Phase II dated
                April 6, 2001, by and between Enron North America Corp. and Huntco Steel, Inc., incorporated by reference to
                Exhibit 10(ii)(B)(3) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(C)(1)   Asset Purchase Agreement dated as of April 30,
                2001 by and among Huntco Steel, Inc., Huntco Inc., and Enron Industrial Markets LLC, with respect to the Company's sale of its cold rolling and coil pickling operations, incorporated by reference to Exhibit 10(ii)(C)(1) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(C)(2): First Amendment to Asset Purchase Agreement dated June 8, 2001, by and among Enron Industrial
                Markets LLC, Huntco Steel, Inc. and Huntco Inc., with respect to the Company's sale of its cold rolling and coil pickling operations, incorporated by reference to
                Exhibit 10(ii)(C)(2) included with the Company's Form 8-K filed on June 20, 2001

         10(ii)(C)(3)   Assignment of Contract dated June 8, 2001, by
                and among Enron Industrial Markets LLC ("EIM") in favor of EBF LLC, whereby EIM assigned its rights pursuant to that certain Asset Purchase Agreement dated April 30, 2001, as amended on June 8, 2001, to EBF LLC; with
                Huntco Steel, Inc. and Huntco, Inc. acknowledging their consent to the Assignment, incorporated by reference to
                Exhibit 10(ii)(C)(3) included with the Company's Form 8-K filed on June 20, 2001

11:      Omitted - not applicable.

15:      Omitted - not applicable.

18:      Omitted - not applicable.

19:      Omitted - not applicable.

22:      Omitted - not applicable.

23:      Omitted - not applicable.

24:      Omitted - not applicable.

99:      Omitted - not applicable.