Form 10-Q
period 2001-09-30
HUNTCO INC
filed 2001-11-14
CIK 905722

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

Commission File Number: 000-21916
                        ---------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 1, 2001, the number of shares outstanding of each class of the Registrant's common stock was as follows: 5,292,000 shares of Class A common stock and 3,650,000 shares of Class B common stock.





                                  HUNTCO INC.

                                    INDEX





PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

            Condensed Consolidated Statements of Operations
            Nine and Three Months Ended September 30, 2001 and 2000
            (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2001 and 2000 (Unaudited)

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




                        PART I. FINANCIAL INFORMATION
                      -----------------------------------
                        Item 1.  Financial Statements
                      -----------------------------------

                                   HUNTCO INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30, December 31,
                                                        2001         2000
                                                     ----------  -----------
                                                     (unaudited)  (audited)

ASSETS
Current assets:
 Cash                                                 $  1,434    $  1,322
 Accounts receivable, net                               19,402      25,979
 Inventories                                            25,257      46,517
 Other current assets                                    1,823         769
                                                      --------    --------
                                                        47,916      74,587

Property, plant and equipment, net                      53,025      57,072
Assets held for sale                                       -         7,180
Other assets                                             8,765       8,061
                                                      --------    --------
                                                      $109,706    $146,900
                                                      ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $ 31,326    $ 35,109
 Accrued expenses                                        5,590       1,670
 Current maturities of long-term debt                      388         359
 Current maturities of long-term debt
   expected to be refinanced                            46,646         -
                                                      --------    --------
                                                        83,950      37,138
                                                      --------    --------

Long-term debt                                           9,833      83,255
                                                      --------    --------
Shareholders' equity:
 Series A preferred stock (issued and
   outstanding, 225; stated at liquidation value)        4,500       4,500
 Common stock:
   Class A (issued and outstanding, 5,292)                  53          53
   Class B (issued and outstanding, 3,650)                  37          37
 Additional paid-in-capital                             87,220      86,530
 Accumulated deficit                                   (75,887)    (64,613)
                                                      --------    --------
                                                        15,923      26,507
                                                      --------    --------
                                                      $109,706    $146,900
                                                      ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (unaudited, in thousands, except per share amounts)

                                        Nine Months           Three Months
                                     Ended September 30    Ended September 30
                                       2001       2000        2001     2000
                                     -------    -------     -------  -------
Net sales                           $140,491   $231,595    $ 38,350 $ 66,313

Cost of sales                        136,224    217,890      36,446   65,702
                                     -------    -------      ------   ------
Gross profit                           4,267     13,705       1,904      611

Selling, general and
 administrative expenses              10,902     13,063       2,237    4,098
                                     -------    -------      ------   ------
Income (loss) from operations         (6,635)       642        (333)  (3,487)

Interest, net                         (4,639)    (7,566)     (1,058)  (2,492)
                                      ------    -------      ------   ------
Loss before income taxes             (11,274)    (6,924)     (1,391)  (5,979)

Benefit for income taxes                 -       (2,400)        -     (2,049)
                                     -------    -------      ------   ------
Net loss                             (11,274)    (4,524)     (1,391)  (3,930)

Preferred dividends                      150        150          50       50
                                     -------    -------      ------   ------
Net loss available
 for common shareholders            $(11,424)  $ (4,674)    $(1,441) $(3,980)
                                     =======    =======      ======   ======

Loss per common share:
  Basic and diluted                   $(1.28)     $(.52)      $(.16)   $(.45)
                                      ======      =====       =====    =====
Weighted average
 common shares outstanding:
  (Basic and diluted)                  8,942      8,942       8,942    8,942
                                       =====      =====       =====    =====

    See Accompanying Notes to Condensed Consolidated Financial Statements










                                 HUNTCO INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited, in thousands)

                                                       Nine Months
                                                    Ended September 30,
                                                     2001        2000
                                                   -------     -------
Cash flows from operating activities:
 Net loss                                         $(11,274)    $(4,524)
                                                   -------     -------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                    4,428       7,827
    Deferred income taxes                              -        (2,397)
    Decrease (increase) in:
      accounts receivable                            6,577       8,427
      inventories                                   21,260       7,385
      other current assets                          (1,054)        370
      other assets                                    (924)        212
    Increase (decrease) in:
      accounts payable                              (3,783)    (12,661)
      accrued expenses                               3,919         (99)
      Other                                            -          (221)
                                                   -------     -------
        Total adjustments                           30,423       8,843
                                                   -------     -------
 Net cash provided by operations                    19,149       4,319
                                                   -------     -------
Cash flows from investing activities:
 Acquisition of property, plant and equipment, net    (892)     (2,013)
 Proceeds from sale of property, plant & equipment,
   net of direct selling costs                      16,882         264
 Liquidation of operating leases on sold equipment  (8,280)        -
                                                   -------     -------
 Net cash provided (used) by investing activities    7,710      (1,749)
                                                   -------     -------
Cash flows from financing activities:
 Net proceeds from (payments on):
   Revolving credit facilities                     (36,342)     (1,480)
   Enron debt                                       10,000         -
   Other debt and capital lease obligations           (405)       (214)
 Dividends paid                                        -          (150)
                                                   -------     -------
 Net cash used by financing activities             (26,747)     (1,844)
                                                   -------     -------
Net increase in cash                                   112         726

Cash, beginning of period                            1,322         414
                                                   -------     -------
Cash, end of period                                $ 1,434     $ 1,140
                                                   =======     =======
    See Accompanying Notes to Condensed Consolidated Financial Statements


                                 HUNTCO INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share amounts)
         -----------------------------------------------------------

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Huntco Inc. and subsidiaries (the "Company") have prepared the condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the nine and three months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, without audit. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for the interim periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where inapplicable. A summary of the significant accounting policies followed by the Company is set forth in
Note 1 to the Company's consolidated financial statements included within
Item 8 to the Company's annual report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"), which Form 10-K was filed with the Securities and Exchange Commission on June 14, 2001. In addition, the Company entered into a number of significant agreements in the second quarter of 2001 that are described in the notes to the consolidated financial statements in the Form 10-K, and in Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the aforementioned Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

     Inventories consisted of the following as of:

                                   September 30,          December 31,
                                       2001                2000
                                     -------            ---------

     Raw materials                   $ 18,334            $ 33,426
     Finished goods                     6,923              13,091
                                     --------            --------
                                     $ 25,257            $ 46,517
                                     ========            ========

The Company classifies its inventory of cold rolled steel coils as finished goods, which coils can either be sold as master coils, without further processing, or may be slit, blanked or cut-to-length by the Company prior to final sale.


3.	 NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. This statement requires, among other things, that all business combinations be accounted for by the purchase method. Additionally, in June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This Standard will be adopted by the Company on January 1, 2002. Under this new Standard, goodwill and other intangible assets that are determined to have indefinite lives will no longer be amortized. Instead, these assets will be subject to impairment testing according to the rules set out in the new Standard. Intangible assets with a finite useful life will continue to be amortized over the useful life of that asset.

During the first quarter of 2002, the Company expects to cease amortization of its goodwill and indefinite lived intangible assets and perform the impairment testing as required by the standard. Goodwill amortization for the third quarter ended September 30, 2001 was $111 thousand and is expected to be $445 thousand for all of 2001. An impairment of goodwill or intangible assets, if any, would be presented as a separate line item in the Statement of Operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No.143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will become effective as of January 1, 2003. The Company is still assessing the impact to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121. SFAS No. 144 will become effective as of January 1, 2002 for the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

This Quarterly Report on Form 10-Q contains certain statements that are forward-looking and involve risks and uncertainties. Words such as "expects," "believes," and "anticipates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations and projections concerning the Company's plans for 2001 and beyond and about the steel processing industry in general, as well as assumptions made by Company management and are not guarantees of future performance. Therefore, actual events, outcomes, and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company encourages those who make use of this forward-looking data to make reference to a complete discussion of the factors which may cause the forward-looking data to differ materially from actual results, which discussion is contained under the title "Business Risk Factors" included within Item 1, "Business", of the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on June 14, 2001.

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

2001 versus 2000:

Net sales for the quarter ended September 30, 2001 were $38.4 million, a decrease of 42.2% in comparison to net sales of $66.3 million for the three months ended September 30, 2000. The Company attributes the decrease in net sales to lower sales volumes resulting from the June 2001 sale of the cold rolling and pickling assets as well as to a reduction in shipping volume and average selling prices for the continuing operations. Average selling prices for the Company's products during the 2001 third quarter were approximately 16.8% lower than those of the 2000 third quarter. Excluding the effect of average selling prices for cold rolled steel, the decline would have been 14.4%. With respect to volumes, the Company processed and shipped 150,775 tons of steel in the quarter, a decrease of 36.0% in comparison to the prior year's third quarter. The Company's direct sales volume for the third quarter of 2001 versus 2000 declined by 32.9%, with the largest portion of the decline being attributable to the sale of the Company's cold rolling operations. Excluding the effect of the loss of mill direct cold rolled steel sales, direct sales volume declined 15.6%. The Company's toll processing volumes also declined by 42.7% in comparison to the prior year's third quarter. Excluding the effect of the loss of toll conversion of cold rolled steel master coils attributable to the sale of the cold mill, toll processing volume declined 21.0%. Approximately 28.4% of the tons processed in the third quarter of 2001 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 31.7% in the comparable period of the prior year.

Net sales for the nine months ended September 30, 2001 were $140.5 million, a decrease of 39.3% in comparison to net sales of $231.6 million for the nine months ended September 30, 2000. The Company attributes the decrease in net sales to a reduction in shipping volume and average selling prices. Average selling prices for the Company's products during the first nine months of 2001 were approximately 13.9% lower than those of the same period in 2000. Excluding the effect of average selling prices for cold rolled steel, the decline would have been 12.9%. With respect to volumes, the Company processed and shipped 546,405 tons of steel in the first nine months of 2001, a decrease of 26.9% in comparison to the comparable prior year period. The Company's direct sales volume for the first nine months of 2001 versus 2000 declined by 29.0%, with the largest portion of the decline due to the loss of production attributable to the sale of the Company's cold rolling operations. Excluding the effect of mill direct cold rolled steel sales, direct sales volumes would have decreased by 18.7% for the first nine months of 2001 versus 2000. The Company's toll processing volumes also declined by 21.1%. The decline would have been 5.8% if the decline in toll conversion of cold rolled steel master coils due to the loss in production attributable to the sale of the cold mill were excluded. Approximately 28.4% of the tons processed in the first nine months of 2001 represented customer-owned material processed on a per ton, fee basis, versus a tolling percentage of 26.3% in the comparable period of the prior year.

Gross profit expressed as a percentage of net sales was 5.0% and 3.0% for the three and nine months ended September 30, 2001, which compares to .9% and 5.9% for the comparable prior year periods. During the 2000 first quarter, the Company benefited from generally rising steel prices and good utilization of its facilities. However, the Company was faced with declining selling values and a soft economic environment during the first nine months of 2001, especially with respect to its cold rolling and coil pickling operations, which the Company sold in June 2001. Gross profit margins for the first half of 2001 were especially negatively impacted by the underutilization of the Company's cold rolling operations. This was attributable to a combination of an over capacity situation plaguing the cold rolling sector of the flat rolled steel industry, a general market slowdown affecting the manufacturing sector of the economy as a whole, and the narrowing spreads between prevailing hot rolled and cold rolled steel prices that was exacerbated by the decision of the International Trade Commission to uphold steel import duties on hot rolled steel, but not similarly on cold rolled products. Such actions have had a negative impact on independent cold rolled steel processors, such as the Company, and contributed to the Company's decision to sell its cold rolling productive assets.

Selling, general and administrative ("SG&A") expenses of $2.2 million and $10.9 million for the three and nine months ended September 30, 2001, respectively, reflect a decrease of $1.9 million and $2.2 million from the respective prior year periods. The decrease in spending on selling, general and administrative expenses that occurred primarily in the 2001 third quarter, is attributable to the Company's ongoing efforts to streamline its operations in the face of a difficult market environment as well as reductions in personnel due to the sale of the Company's cold rolling and coil pickling operations in the second quarter of 2001.

The Company reported a loss from operations of $.3 million and $6.6 million in the three and nine month periods ended September 30, 2001, respectively, which compares to a loss from operations of $3.5 million for the three months ended September 30, 2000 and income from operations of $.6 million for the nine months ended September 30, 2000. These changes reflect the factors discussed in the preceding paragraphs.

Net interest expense of $1.1 million and $4.6 million was incurred during the three and nine month periods ended September 30, 2001, respectively, versus $2.5 million and $7.6 million, respectively, in the comparable prior year periods. These decreases are primarily attributable to lower interest rates being in effect and lower average borrowings during the 2001 periods versus the comparable 2000 periods. The Company maintained substantially lower amounts of working capital during the 2001 periods versus the comparable 2000 periods, which resulted in lower borrowings against the Company's credit facility. For instance, inventories stood at $70.4 million on September 30, 2000 and had been reduced to $25.3 million as of September 30, 2001. Accounts receivable balances also declined by $14.0 million between September 30, 2000 and September 30, 2001, as transaction pricing and volumes declined from the robust levels of the first half of 2000, reflective of the general market slowdown in the manufacturing sector of the economy during 2001. Another factor contributing to the reduction in inventory and accounts receivable was the liquidation of the working capital related to the Company's cold rolling and pickling operations, which were sold late in the second quarter of 2001. The proceeds from the sale of these operations were used primarily to reduce the Company's credit facility and to pay off operating leases associated with machinery and equipment used in the sold operations. Inventory levels were further reduced as a result of the Enron inventory agreement, which has allowed the Company to acquire inventory from Enron just prior to the time of processing and sale.

The effective income tax rate experienced by the Company was 34.7% in the first nine months of 2000. The absence of an income tax benefit related to the Company's 2001 pre-tax loss reflects the Company's decision to establish and maintain a valuation allowance against its net deferred tax assets, which allowance was initially established as of December 31, 2000. The Company continues to evaluate the likelihood of its ability to realize the benefit of its deferred tax assets given the continuing uncertainty of the domestic steel market. The Company will continue to assess the valuation allowance and to the extent it is determined that it is not necessary, the allowance will be subsequently adjusted.

The Company reported a net loss for common shareholders of $1.4 million and $11.4 million (or $(.16) and $(1.28) per share both basic and diluted) for the three and nine months ended September 30, 2001, compared to a net loss available for common shareholders of $4.0 million and $4.7 million (or $(.45) and $(.52) per share both basic and diluted) in the comparable 2000 periods. These changes reflect the factors discussed in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

In June 2001, the Company finalized an agreement to sell its cold rolling and coil pickling operations located in Blytheville, Arkansas to EBF, which took an assignment of the asset purchase from EIM, for $16.0 million, net of related transaction costs. In connection with this transaction, the Company also arranged for a newly-issued $10.0 million five-year term secured loan from Enron, which bears interest at 3.0% over LIBOR. The Company utilized these net proceeds to retire certain of its operating lease obligations associated with assets formerly used in the cold rolling and pickling operation, to reduce the balance of the Company's asset-based revolving credit facility, and to fund a decrease in its balance of accounts payable. During the second quarter of 2001, the Company also entered into a fifteen year inventory supply and price risk management agreement under which Enron will provide inventory to the Company for its use at then current market rates as defined in the agreement. The Company believes this arrangement will result in a significant portion of the steel coil inventory previously held as raw material on the Company's books to eventually be held by Enron for acquisition by the Company just prior to the time of processing and sale.

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

During the third quarter of 2001, the Company's volume of direct sales was 108,009 tons of steel in the quarter, of which 11.4% was purchased from Enron under the terms of the Enron inventory agreements. The Company expects to purchase approximately 80% of its steel requirements from Enron prospectively once it completes the transition to the Enron inventory agreements expected to occur in early-2002. At September 30, 2001, the Company held call options for the purchase of 32,372 tons of steel from Enron at a call price generally equal to prevailing steel market prices at the date the call options are exercised. These call options have a term of 120 days from the date of issuance. The Company has recorded approximately $1.4 million in deferred costs at September 30, 2001 related to these call options. Upon exercise of the call options, these deferred costs will become part of the carrying value of the inventory purchased from Enron and ultimately recognized as cost of goods sold when the inventory is sold. In the event these call options expire unexercised, these deferred costs would be recognized immediately in the Company's results of operations. The Company anticipates that substantially all of the call options will be exercised.

In connection with modifications agreed to in June 2001, the interest rates generally applicable to the revolver increased to 1.0% over prime or 2.75% over LIBOR for the daily revolving credit advances on the line. The total size of the revolving credit facility stood at $140.0 million until April 2001, whereupon the Company exercised its right to reduce the size of the facility to $90.0 million. In June 2001, the Company further agreed to three separate $10.0 million line reductions, each subject to a 0.5% premium, such that the size of the asset-based revolver stood at $60.0 million as of the end of October 2001. The Company agreed to such reductions in light of the reduced borrowing needs on the revolver stemming from the sale of its cold rolling operations, receipt of the newly issued $10.0 million term loan from Enron, and the phase-in of the Enron inventory management and supply arrangement. The Company and its senior lender also agreed, as part of the modifications to which the Company and its senior lender agreed in June, 2001, to amend the asset-based revolver to eliminate a maintenance of net worth covenant which the Company was otherwise in violation of as of December 31, 2000 and March 31, 2001 absent the amendment and waiver, and to replace this covenant with a fixed charge coverage covenant that became effective in July 2001. The term of the Company's revolving credit facility continues until April 15, 2002.

During the first nine months of 2001, the Company generated approximately $19.1 million of cash from operating activities (primarily from a reduction of its outstanding inventories) and $16.9 million from the sale of property, plant and equipment, primarily from the sale of its cold rolling and coil pickling operations. The Company used $36.3 million of cash during the first nine months of 2001 to reduce balances outstanding on its revolving credit facility and $8.3 million to retire operating lease obligations.

The Company used relatively limited amounts of funds for capital expenditures during the first nine months of 2001 and 2000, investing $.9 million and $2.0 million, respectively.

Total borrowings under the Company's asset-based revolving credit facility were approximately $46.6 million at September 30, 2001. The maximum amount of borrowings available to the Company under the revolver is based upon percentages of eligible accounts receivable and inventory, as well as amounts attributable to selected fixed assets of the Company. Close attention is given to managing the liquidity afforded under the Company's asset-based revolving credit agreement, which availability in excess of actual borrowings has been relatively limited throughout the term of the agreement.

The Company did not pay any common dividends during 2000 or 2001. The Company's revolving credit agreement contains restrictions on the Company's ability to declare and pay common dividends. Pursuant to the terms of such revolving credit agreement, the Company has not been in a position to declare and pay common dividends since the first quarter of 1999. Dividends on the Company's Series A preferred stock are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, preferred dividend payments totaling $.2 million, are in arrears as of September 30, 2001, of which $.05 million would have been paid in the third quarter 2001. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company is contractually prohibited from paying preferred or common dividends absent repayment of, or a refinancing of the Company's asset-based revolving credit facility that would not include this restriction.

The Company's operations, borrowing capacity available under its asset-based revolving credit facility and off-balance sheet financing leverage available under the Enron inventory agreements, and potential additional asset sales are expected to generate sufficient funds to meet the Company's immediate working capital commitments, debt service requirements, and necessary capital expenditures, over the near-term. However, these sources of cash flow are expected to be insufficient to provide the means for any significant reduction in the level of steel vendor financing currently in place, which totaled approximately $28.0 million at September 30, 2001, substantially all of which is or will soon be beyond agreed upon terms as the Company's primary suppliers of steel are forcing the Company to pay for current shipments at the time of delivery. Further, the Company has not yet been successful in obtaining an extension or replacement of its existing revolving credit facility that expires on April 15, 2002.

The Company continues to pursue an extension of its revolving credit facility and is conducting discussions with its current secured lenders, as well as potential replacement lenders concerning this issue. No assurance can be given as to the successful outcome of these negotiations. Further, the Company continues to pursue various ways in which to reduce the level of vendor financing, including negotiations of outstanding balances with the applicable vendors. A meeting with the Company's primary steel vendors has been scheduled for December 12, 2001 to further discuss alternatives available to the Company to resolve outstanding balances due to such vendors. No assurance can be given at this time as to the outcome of these negotiations. A successful resolution of the balances owed to vendors as well as an extension or replacement of the Company's revolving credit facility are essential for the Company to continue operating as a going concern.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

In the ordinary course of business, the Company is exposed to interest rate risks by way of changes in short-term interest rates. The Company has currently elected not to hedge the market risk associated with its floating rate debt. As of September 30, 2001, $56.6 million of the Company's debt obligations bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one-half point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $.3 million. In the event of an adverse change in interest rates, management would likely strive to take actions to mitigate the Company's exposure to interest rate risk. However, due to the variety of actions that could be taken depending on the circumstances and the different effects that could result based on the action taken, management cannot predict the results of an adverse change in interest rates. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company does not have any significant amount of export sales denominated in foreign currencies, and acquires its raw material supply needs in U.S. dollar denominated transactions. Therefore, the Company is not viewed as being exposed to foreign currency fluctuation market risks.

Although the Company both acquires and sells carbon steel coils and products, prior to Enron's recent efforts, no formal commodity exchange existed that the Company could access to hedge its risk to carbon steel price fluctuations. The Company believes that the fifteen year inventory supply and price risk management agreement entered into with Enron in June 2001 will serve to ameliorate the impacts of future inventory market price changes on the Company, as the Company will obtain its inventory requirements at market rates for the current processing of its traditional spot market-priced flat rolled steel orders. However, the Company may still be exposed to steel price changes during the time it holds and processes such material prior to sale to its customers. At September 30, 2001, the Company held call options for the purchase of 32,372 tons of steel from Enron at a call price generally equal to prevailing steel market prices at the date the call options are exercised. These call options have a term of 120 days from the date of issuance. The Company anticipates that substantially all of the call options will be exercised.

The Company has no material derivative financial instruments as of September 30, 2001, and does not enter into derivative financial instruments for trading purposes.

PART II.    OTHER INFORMATION
-----------------------------


Item 3.     Defaults Upon Senior Securities
--------------------------------------------

     (b) Preferred stock arrearage:

Dividends on the Company's outstanding 225,000 shares of Series A convertible preferred stock (having a liquidation preference of $20.00 per share) are cumulative; were paid through the third quarter of 2000 and thereafter suspended. As a result, preferred dividend payments totaling $.2 million, of which $.05 million would have been paid in the third quarter 2001, are in arrears as of the date of this Quarterly Report on Form 10-Q. In conjunction with obtaining the consent of the Company's senior lender to the June 2001 transactions with Enron and EBF, the Company agreed to a restriction on its ability to pay dividends on its Series A preferred stock through the remaining term of the asset-based revolving credit agreement, which is set to expire on April 15, 2002. As a result, the Company is contractually prohibited from paying preferred or common dividends absent repayment of, or a refinancing of the Company's asset-based revolving credit facility that would not include this restriction.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     (a) The Company held its annual meeting of shareholders on July 20, 2001.

     (b) James J. Gavin, Jr. was elected to serve a term of three years, with such term to expire in 2004: The remaining directors include B. D. Hunter and Robert J. Marischen, whose terms expire in 2002; and Donald E. Brandt and Michael M. McCarthy whose terms expire in 2003.

     (c) With respect to the vote for a director, Mr. Gavin received 37,444,778 votes in favor of election, with 11,100 votes withheld. Brokers were permitted to vote on the election of directors in the absence of instructions from street name holders; broker non-votes did not occur in this matter.

     (d)    Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

     (a)  See the Exhibit Index included herein.

     (b) Huntco Inc. did not file any reports on Form 8-K during the quarter ended September 30, 2001.




                       ***************************

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUNTCO INC.
                                             (Registrant)


Date: November 13, 2001                        By: /s/ PAUL M. GREEN
                                                 -----------------------
                                                 Paul M. Green,
						   Vice President and Chief
						   Financial Officer
						   (on behalf of the
						   Registrant and as principal
						   financial officer)




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